Form 10-K/A
period 1995-06-30
SOLV EX CORP
filed 1995-11-09
CIK 350305

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-K/A1

  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
            For the Fiscal Year ended June 30, 1995
                               or
    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                SECURITIES EXCHANGE ACT OF 1934
  For the transition period from _______________ to _______________

                 Commission File Number 0-9897

                      SOLV-EX CORPORATION
     (Exact name of registrant as specified in its charter)

               NEW MEXICO                           85-0283729
        (State of Incorporation)         (IRS Employer Identification No.)

      500 MARQUETTE N.W., SUITE 300
        ALBUQUERQUE, NEW MEXICO                        87102
(Address of principal executive offices)            (Zip Code)

  Registrant's telephone number (including area code):  (505)  243-7701

  Securities registered pursuant to Section 12 (b) of the Act: None

  Securities registered pursuant to Section 12 (g) of the Act:

                  Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes /X/   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of October 31, 1995, the aggregate value of the voting stock held by non-affiliates of the Registrant was approximately $150,000,000 based on the average of the closing bid and asked prices on that date as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

     The number of shares of the Registrant's common stock outstanding at October 31, 1995 was 20,908,440.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The table below sets forth the name, age and all positions held with the Company (including length of service) by each executive officer and director of the Company and is followed by a description of the business experience of each such person. Each of the directors listed below is expected to be a nominee for election as a director at the Company's Annual Meeting of Shareholders to be held on December 15, 1995. If elected, the term of office shall be until the next meeting of shareholders at which directors are elected, which is expected to be approximately one year after the 1995 meeting. The Company has no executive officers who are not also directors.


       NAME            AGE       OFFICES HELD                            LENGTH OF SERVICE
       ----            ---       ------------                            -----------------
John S. Rendall         61       Chairman, Chief Executive                 Since 1980 (1)
                                   Officer and Director

W. Jack Butler          76       President and Director                    Since 1991 (2)

Herbert M. Campbell II  51       Senior Vice President, Secretary,         Since 1992 (3)
                                   General Counsel and Director

J.E. Czaja              64       Vice President - Canada and Director      Since 1993

Julius D. Heldman       76       Director                                  Since 1980 (4)

M. Norman Anderson      64       Director                                  Since 1986 (5)

Lee F. Robinson         71       Director                                  Since 1988

Thompson MacDonald      48       Director                                  Since 1993 (6)

M.E.("Pat") Davey       69       Director                                  Since 1995 (7)

_________________
(1) Mr. Rendall was President of the Company from July 2, 1980 to October 1, 1983, and from January 1, 1989 until July 1, 1992. Since November 1989, he has also served as President and a director of Can-Amera Oil Sands, Inc., a subsidiary of the Company.

(2) Mr. Butler became Executive Vice President of the Company on February 22, 1991 and became President on July 1, 1992.

(3) Mr. Campbell became Vice President, Secretary and General Counsel of the Company on June 1, 1992. He was appointed as a Director on October 15, 1992, became Senior Vice President in September, 1994 and also serves as Corporate Secretary for Can-Amera Oil Sands, Inc., a subsidiary of the Company.

(4) Dr. Heldman served as Senior Vice President of the Company from September 15, 1988 until October 9, 1992 and is Chairman of the Company's Audit and Compensation Committee.

(5)  Mr. Anderson is a member of the Company's Audit and Compensation Committee.

(6) Mr. MacDonald has also served since March, 1994 as a director of Can-Amera Oil Sands, Inc., a subsidiary of the Company, and also serves as a paid consultant to the Company.

(7)  Mr. Davey serves as a paid consultant to the Company.

     No arrangement exists between any of the above officers and directors pursuant to which any of those persons was elected to such office or position.

     John S. Rendall was associated with RTL Contactor Holdings, S.A. from 1977 through 1979 as plant manager of RTR Oil Sands Alberta, Ltd. (a subsidiary of Rio-Tinto, Inc.), an oil sands extraction pilot plant at Fort McMurray in Canada. From June 1979 through December 1979, he was also a part-time sales representative for RTL and RTR in the United States, responsible for the licensing of certain patents which he had sold to these companies.

     W. Jack Butler was associated with Mobil Oil Corporation and its affiliated companies in Europe, Africa and the Middle East since 1951 until his retirement in 1985. Mr. Butler retired as the Middle East Regional Director - London for Mobil Oil Corporation and as Chairman and Director of several of Mobil Oil Corporation's Middle East and African companies, including Mobil Saudi Arabia, Inc..

     Herbert M. Campbell II was previously employed from 1967 through 1984 by Ranchers Exploration and Development Corporation, a diversified mining company which merged into Hecla Mining Company in 1984. He was Senior Vice President and Chief Counsel at the time of the merger, and, from 1985 until 1989, served as President and a Director of Olympic Mining Corporation, which controls a silica sand mining and processing operation in Southern California. From 1989 until he was employed by the Company, Mr. Campbell was associated with Mains & McConnell, Inc., a commercial insurance brokerage firm. He is a member of the New Mexico State Bar.

     J.E. Czaja served as Executive Vice President and a Director of Shell Canada Limited from 1983 until his retirement in 1991. At the time of his retirement, he was responsible for its oil (including oil sands), gas and coal exploration and production activities.

     Julius D. Heldman served as Vice President of Shell Development Company and as Vice President of Shell Oil Company from April 1969 to his retirement in October 1980, and was extensively involved in its patenting and licensing activities and research and development programs. Since his retirement, Dr. Heldman has been president of Heldman Associates, petroleum consultants.

     M. Norman Anderson is president of his own consulting firm, Anderson & Associates in Vancouver, a natural resources management consulting firm with major international clients. From January, 1987 until December, 1992, he was a principal and managing director of Anderson Genssler & Schwab, Inc., management consultants. From February, 1991 until August, 1992 he was also Chairman of International Corona Corporation, a mining and exploration company. From 1980 until 1986, Mr. Anderson was Chairman and Chief Executive Officer of Cominco Ltd., a mining, refining and manufacturing company. Mr. Anderson is also a director of Homestake Mining Company, the Toronto Dominion Bank, Finning Ltd., Western Star Trucking and Prime Resources.

     Lee F. Robinson has been Chairman and a Director for more than the past ten years of Biotechnic Ltd., Graesser Contactors Ltd., and H.M.C. Technology, Ltd., all of which companies are located in London, England and are engaged in the business of engineering technology development.

     Thompson MacDonald is the president of his own communications consulting firm in Calgary, Alberta (Canada), which provides strategies for media and government relations to a wide variety of public and private sector clients, including the Company. Prior to forming his consulting firm in January, 1988, Mr. MacDonald was Vice President, News and Public Affairs, for CFCN Television Calgary for more than 10 years. Mr. MacDonald is also a director of the Canadian Broadcasting Corporation and Multi-corp Inc., which is engaged in telecommunications and language translation technologies.

     M.E. ("Pat") Davey holds B.S. degree in Mechanical Engineering from the Washington State University and is currently acting as a consultant to manage the Solv-Ex program for production of aluminum from alumina in a new electrolytic cell. Mr. Davey has more than 40 years of experience in the aluminum smelting industry in both management and consulting positions. He worked on a wide variety of plant development and management assignments for Kaiser Aluminum & Chemical Corporation in the U.S. and several foreign countries. Mr. Davey retired from Kaiser as International Engineering and Maintenance Manager in 1982 and has been active as a consultant to the sluminum smelting industry since his retirement.

     Based upon the Company's review of copies of forms it receives from officers and directors and upon representations it receives from certain of such persons, the Company believes that during the fiscal year ended June 30, 1995, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 were made by such persons on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.

     The table which follows sets forth information concerning the compensation to the Chief Executive Officer of the Company for the 1993, 1994 and 1995 fiscal years. During the periods, the Company had no other executive officer whose annual salary and bonus exceeded $100,000.

                   SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                             ----------------------------------------  --------------------------------
                                                                    AWARDS          PAYOUTS
                                                           ----------------------   -------
                                                   OTHER
                                                  ANNUAL   RESTRICTED                         ALL OTHER
                                                  COMPEN-     STOCK                  LTIP       COMPEN-
NAME AND PRINCIPAL           SALARY      BONUS    SATION     AWARD(S)   OPTIONS/    PAYOUTS     SATION
POSITION            YEAR      ($)         ($)      ($)         ($)     SARS (#)(1)   ($)(1)      ($)
------------------  ----     -------     -----    ------   ----------  -----------  -------   ---------
John S. Rendall     1995     120,000      -0-      6,000       -0-       100,000      -0-         -0-
Chairman and        1994      89,372      -0-        -0-       -0-        -0-         -0-      33,000(3)
 Chief Executive    1993      58,475      -0-     25,000(2)    -0-       100,000      -0-      66,000(3)
 Officer

_______________
(1) The Company does not have in effect either a plan of Stock Appreciation Rights ("SAR's") or a Long-Term Incentive Plan.

(2) Amount represents the dollar difference between the price paid by Mr. Rendall for Common Stock and the fair market value of such Common Stock on the date of purchase.

(3) Effective January 1, 1989, Mr. Rendall agreed to a salary deferment of approximately 50% (including automobile allowance) until such time as the operations and financial condition of the Company permit resumption of full salary payments. As of June 30, 1995, the aggregate of such deferred compensation was $99,000 (for years 1993 and 1994), which Mr. Rendall has agreed to exchange for 33,243 shares of Common Stock valued at the fair market value of such shares at the time the services were performed (average value was $2.98 per share).

     The table which follows sets forth certain information concerning the only stock option granted to the Company's Chairman and Chief Executive Officer during the fiscal year ended June 30, 1995 under the Incentive Stock Option Plan approved by the shareholders of the Company on October 7, 1993. The option price is equal to 110% of the fair market value of the underlying Common Stock on the date of grant and the option price is not subject to adjustment (other than pursuant to a customary antidilution provision).

               OPTION GRANTS IN LAST FISCAL YEAR

                                                                         POTENTIAL REALIZABLE
                     INDIVIDUAL GRANTS                                  VALUE AT ASSUMED ANNUAL
---------------------------------------------------------------------     RATES OF STOCK PRICE
                                 % OF TOTAL                                 APPRECIATION FOR
                   OPTIONS     OPTIONS GRANTED  EXERCISE                      OPTION TERM
                   GRANTED      TO EMPLOYEES      PRICE    EXPIRATION   -----------------------
    NAME        (# OF SHARES)   DURING YEAR     ($/SHARE)     DATE          5%($)       10%($)
    ----        -------------  ---------------  ---------  ----------       -----       ------
John S. Rendall    100,000          28%           $2.82      8/31/99       $44,728     $130,291

     The table which follows sets forth information concerning exercises of stock options during the fiscal year ended June 30, 1995 by John S. Rendall, the only executive officer who is named in the Summary Compensation Table, and the value of his unexercised stock option as of June 30, 1995, based upon a price of $8.125 per share, which was the price of the closing trade for the Company's Common Stock as reported by the Nasdaq Small Cap Market on such date.

              AGGREGATED OPTION EXERCISES IN 1995
             AND OPTION VALUES AS OF JUNE 30, 1995

                                                                         VALUE OF
                                                        NUMBER OF       UNEXERCISED
                                                       UNEXERCISED     IN-THE-MONEY
                                                       OPTIONS AT        OPTIONS AT
                                                      JUNE 30, 1994    JUNE 30, 1995
                                                      -------------    -------------
                 SHARES ACQUIRED    VALUE REALIZED    EXERCISABLE/     EXERCISABLE/
    NAME          ON EXERCISE(#)         ($)          UNEXERCISABLE    UNEXERCISABLE
    ----         ---------------    --------------    -------------    -------------
John S. Rendall        -0-               -0-             200,000         $1,178,000
                                                             -0-              N/A

     Employees of the Company, including officers, are also eligible to receive options to purchase Common Stock of the Company pursuant to the Incentive Stock Option Plan approved by the shareholders of the Company on October 7, 1993. During the fiscal year ended June 30, 1995, options were granted to employees (including officers) to purchase a total of 353,500 shares of Common Stock (including the option to Mr. Rendall) at option prices ranging between $2.56 and $3.56 per share.

     Options to purchase Common Stock under the Incentive Stock Option Plan are granted at an option price equal to the fair market value of such stock on the date of grant except in the case of the holder of 10% of more of the Company's outstanding Common Stock, in which the option price must be at least 110% of the fair market value on the date of grant. Option grants for executive officers of the Company are determined by the Compensation Committee of the Board of Directors and option grants for employees who are not executive officers are determined by the Chairman and Chief Executive Officer of the Company in accordance with the terms of the Plan.

     -BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION AND
       COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     The Compensation Committee consists of Dr. Julius D. Heldman, who serves as its Chairman, and Mr. M. Norman Anderson, neither of whom are presently officers of the Company. With respect to executive compensation, the function of the Committee and the Board of Directors has been somewhat limited in recent years because the Company did not have the funds to employ executive officers at levels of compensation comparable to operating companies in the natural resources industry. In this regard, Mr. Butler, President of the Company, currently receives no cash compensation for his services, nor did Dr. Heldman during his four year tenure as Senior Vice President, and Mr. Rendall is compensated at a minimal level for performance of his duties as Chairman and Chief Executive Officer.

     As described in "ITEM 1. BUSINESS" to Part I of Form 10-K, the Company is actively engaged in efforts to become an operating company during the current fiscal year. This also includes efforts to obtain project financing and adequate funding for the Company's general and administrative expenses, which can be expected to increase if the Company is able to begin construction of its first commercial project. In such event, the responsibilities of the Compensation Committee will be expanded to (i) align the Company's compensation policies with its long-term business strategy;
(ii) reward executives for performance and enhancement of shareholder value; and (iii) attract and retain executives whose abilities and dedication are considered essential to optimum operating efficiency and the long-term growth and success of the Company. The Committee also has exclusive authority to administer the Company's Incentive Stock Option Plan as applied to executive officers.

     The Committee does not believe that the compensation (including deferred compensation as hereinafter described) to Mr. Rendall, as Chief Executive Officer, adequately reflects the contribution of Mr. Rendall in developing the Company's technology and maintaining the Company's existence during recent years. In this regard, however, the Committee believes that the primary measure of success for the Company will be its ability to establish profitable, commercial operations through implementation of its technology, and will determine Mr. Rendall's future compensation based upon the Company's performance in achieving this objective, as well as consultation with one or more independent consultants having expertise in the field of executive compensation.

     COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
     -Julius D. Heldman, Chairman
     -M. Norman Anderson

     -INTERLOCKING ARRANGEMENTS

     There are no interlocking arrangements (or family relationships) pursuant to which any director, executive officer or nominee for election as a director of the Company serves on the Board of Directors (or any committee) of any other entity, or pursuant to which any executive officer or director of any other entity serves on the Board of Directors of the Company or any committee thereof.

     -DIRECTORS' COMPENSATION

     At present, the Company does not provide any cash compensation to directors who are not employees, but does reimburse such directors for necessary travel expenses incurred in attending meetings or otherwise acting on the Company's behalf. Such directors have in the past been given the opportunity to purchase restricted shares of Common Stock at prices below market value, primarily for the purpose of raising funds for the Company, and have also been granted options to purchase shares of Common Stock pursuant to the Company's Stock Option Plan for Directors ratified by the shareholders of the Company on October 7, 1993. Under the Plan, a director is granted an option to purchase 25,000 shares of the Company's Common Stock on the date such person is first elected or appointed as a director at a purchase price equal to the fair market value of such stock on the date of grant. On each annual meeting date thereafter at which such person is elected as a director, he shall be granted an additional option to purchase 10,000 shares of Common Stock at a price equal to the fair market value on the date of grant. Each option granted under the Plan becomes fully exercisable after six months of continuous service as a director following the date of grant.

     As of June 30, 1995, options to purchase a total of 150,000 shares at option prices ranging between $1.50 and $4.91 per share were outstanding under the Stock Option Plan for Directors.

     -INDEMNIFICATION

     Under the By-laws of the Company, a director may be indemnified against expenses, fines, settlements or judgements arising in connection with a legal proceeding to which such person is a party as a result of such relationship, if that person's actions were in good faith, were believed to be in the Company's best interest, and were believed not to be unlawful. Unless such person is successful upon the merits in such an action, indemnification may be awarded only after a determination by independent decision of the Board of Directors, by legal counsel, or by a vote of the shareholders that the applicable standard of conduct was met by the person to be indemnified. The Company does not have any insurance coverage for directors' liability, including coverage for legal defense costs.

     -PERFORMANCE GRAPH

     The Company has had a graph prepared by the Center for Research in Security Prices ("CRSP" - The University of Chicago Graduate School of Business) which will appear in the Proxy Statement for the 1995 Annual Meeting of Shareholders to be held December 15, 1995. The graph compares the total annual return on the Company's Common Stock with the annual return of the CRSP Total Return Index for the NASDAQ Stock Market (U.S. and Foreign Companies) for the period July 1, 1990 to June 30, 1995, and with the CRSP Index for NASDAQ stock with SIC codes 1000-1099 (metal mining companies). Although the Company has not previously engaged in mining operations and has been classified as a development stage company for accounting purposes, its research and development activities during the period have primarily related to metals extraction from crude ores or residues created by mining and processing oil sands crude ores. Accordingly, the stock price performance depicted by the graph as summarized below is not necessarily indicative of future price performance.


SUMMARY
CRSP TOTAL RETURNS INDEX FOR:   06/29/90   06/28/91   06/30/92   06/30/93   06/30/94   06/30/95
-----------------------------   --------   --------   --------   --------   --------   --------
Solv-Ex  Corporation              100.0       73.8       62.3      275.4       111.5      426.2
Nasdaq Stock Market
 (US & Foreign)                   100.0      105.6      126.6      159.8       160.6      210.7
NASDAQ Stocks (SIC 1000-1099
 US + Foreign) Metal Mining       100.0       94.4       77.5      115.2       131.3      128.2

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the only person known by the Board of Directors to be the beneficial owner of more than 5% of the outstanding shares of the Company as of October 31, 1995:

                                        NUMBER OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER   BENEFICIALLY OWNED   PERCENT OF CLASS
------------------------------------   ------------------   ----------------
John S. Rendall                           3,344,860(1)           16.04%
500 Marquette N.W., Suite 300
Albuquerque, New Mexico 87102

_______________
(1) Includes 31,180 shares held by Mr. Rendall's wife and 300,000 shares held in trust for Mr. Rendall's children, together with currently exercisable options to purchase a total of 200,000 shares of Common Stock under the Company's Incentive Stock Option Plan.

     The following table sets forth information, as of October 31, 1995 regarding the number of shares of the Common Stock of the Company beneficially owned by all directors and nominees and by all directors and executive officers as a group. Except as otherwise noted, the directors, nominees and the directors and executive officers as a group have sole voting and investment power with respect to the shares listed. The ownership and percentage information is computed for each named individual (and the group) by including all shares which are subject to stock options held by the individual (and members of the group for purposes of that computation) which are exercisable within 60 days.


NAME AND ADDRESS OF INDIVIDUAL OR   AMOUNT AND NATURE OF
IDENTITY OF GROUP                   BENEFICIAL OWNERSHIP    PERCENT OF CLASS
---------------------------------   --------------------    ----------------
M. Norman Anderson                       166,934(1)                 *
W. Jack Butler                           872,500(2)               4.42%
Herbert M. Campbell II                   153,000(3)                 *
J.E. Czaja                                75,000(4)                 *
M.E. ("Pat") Davey                        25,000(5)                 *
Julius D. Heldman                        309,000(6)               1.68%
Thompson MacDonald                        49,730(7)                 *
John S. Rendall                        3,384,860(8)              16.66%
Lee F. Robinson                          128,998(9)                 *
All directors and executive
 officers as a group                   5,165,011(10)              24.7%

_______________
*    Less than one percent.

(1)  Total includes fully exercisable options to purchase 45,000 shares.

(2)  Total includes a fully exercisable option to purchase 90,000 shares.

(3)  Total includes a fully exercisable options to purchase 95,000 shares.

(4)  Total includes a fully exercisable option to purchase 50,000 shares.

(5)  Total includes fully exercisable option to purchase 25,000 shares.

(6)  Total includes a fully exercisable option to purchase 85,000 shares.

(7) Total includes 31,180 shares held of record by Mr. Rendall's wife, 300,000 shares held in trust for Mr. Rendall's children and fully exercisable options to purchase 200,000 shares.

(8)  Total includes fully exercisable options to purchase 45,000 shares.

(9)  Total includes fully exercisable options to purchase 670,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In 1991, the Company retained the consulting services of Mr. Thompson MacDonald to assist the Company in establishing and maintaining communications with various governmental departments and ministries of the Province of Alberta (Canada), and to advise the Company concerning Canadian public relations and its relationships with various Canadian business entities. Mr. MacDonald was elected as a director of the Company in December 1995 and will be a nominee for election as a director at the Annual Meeting of Shareholders to be held on December 15, 1996. During the fiscal year ended June 30, 1995, a total of $39,236 in fees was paid to Mr. MacDonald for such services. Management believes that the cost of services rendered by Mr. MacDonald during the year was reasonable compared with the cost of obtaining similar services from an unaffiliated third party, and expects to retain the services of Mr. MacDonald in the future. In this regard, most of the Company's business dealings are within the Province of Alberta, where its efforts are currently being directed towards establishing commercial projects.

     During the fiscal year ended June 30, 1995, the Company retained Mr. M.E. Davey to assist the Company in its efforts to develop a new type of electrolytic cell for production of aluminum metal. Initial work under this program was very encouraging and, in March, 1995, Mr. Davey became a director of the Company and agreed, as a consultant, to direct the continuing program to produce aluminum metal using the new electrolytic cell. Mr. Davey will also be a nominee for election as a director at the Annual Meeting of Shareholders to be held on December 15, 1996. The Company and Mr. Davey have not yet finalized financial arrangements pursuant to which Mr. Davey will be compensated for his work. However, the Company believes that the terms upon which Mr. Davey will be compensated will be more favorable to the Company than could be obtained from an unaffiliated third party having comparable experience.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SOLV-EX CORPORATION
                                     (Registrant)

Date: November 8, 1995         By /s/ John S. Rendall
                                  -------------------------------------------
                                  John S. Rendall, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 8, 1995            /s/ John S. Rendall
                                  -------------------------------------------
                                  John S. Rendall, Chief Executive Officer

Date: November 8, 1995            /s/ W. Jack Butler
                                  -------------------------------------------
                                  W. Jack Butler, President, Chief Financial
                                   Officer and Director (Principal Financial
                                   Officer)

Date: November 8, 1995            /s/ Herbert M. Campbell II
                                  -------------------------------------------
                                  Herbert M. Campbell II, Senior Vice
                                   President, Secretary and Director
                                   (Principal Accounting Officer)

Date: November 8, 1995            /s/ J.E. Czaja
                                  -------------------------------------------
                                  J.E. Czaja, Vice President and Director

Date:           , 1995
                                  -------------------------------------------
                                  M. Norman Anderson, Director

Date:           , 1995
                                  -------------------------------------------
                                  M.E. Davey, Director

Date: November 8, 1995            /s/ Julius D. Heldman
                                  -------------------------------------------
                                  Julius D. Heldman, Director

Date: November 8, 1995            /s/ Thompson MacDonald
                                  -------------------------------------------
                                  Thompson MacDonald, Director

Date: November 8, 1995            /s/ Lee F. Robinson
                                  -------------------------------------------
                                  Lee F. Robinson, Director