Form 10-Q
period 1995-09-30
SOLV EX CORP
filed 1995-11-13
CIK 350305

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1995
                                          ------------------

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File Number 0-9897

                               SOLV-EX CORPORATION
             (Exact name of Registrant as specified in its charter)

     New Mexico                                85-0283729
     ----------                                ----------
(State or other jurisdiction of       (IRS employer identification)
 incorporation or organization)

               500 Marquette, NW, Suite 300, Albuquerque, NM 87102
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (505)-243-7701
                                 --------------
              (Registrant's telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report: None

Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:
                      Common, Capital Stock, $.01 per value
                      -------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  XX          NO
                              ____                ____

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: Common Stock, $.01 par value, 20,893,440 shares outstanding as of October 4,1995.

                               SOLV-EX CORPORATION
                                AND SUBSIDIARIES
                         (Development Stage Enterprises)


                                      INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

          Consolidated Balance Sheets,
          September 30, 1995 and June 30, 1995 (Unaudited)                     1

          Consolidated Statements of Operations,
          three months ended September 30, 1995 and 1994
          and Cumulative from Inception (Unaudited)                            2

          Consolidated Statements of Stockholders' Equity,
          three months ended September 30, 1995 and
          Cumulative from Inception (Unaudited)                             3-11

          Consolidated Statements of Cash Flows, three
          months ended September 30, 1995 and 1994,
          and Cumulative from Inception (Unaudited)                        12-13

          Notes to Consolidated Financial Statements
          (Unaudited)                                                         14

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                                 15-17

PART II.  OTHER INFORMATION

          Item 6. There were no reports filed on Form 8-K during the three months ended September 30, 1995.

Each other item of information required under Part II is inapplicable for the quarter ended September 30, 1995.

                                       (i)

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 1995 AND JUNE 30, 1995
                                   (UNAUDITED)

                                                 SEPTEMBER 30,     JUNE 30,
ASSETS                                               1995            1995
------                                         -------------     ------------
Current assets:
   Cash and cash equivalents                     $ 1,844,986         854,719
   Contract account receivable                        30,000          30,000
   Working interest receivable                       131,652             -
   Deferred financing costs                           73,892          69,954
   Other                                              62,825          50,252
                                                 ------------    ------------
             Total current assets                  2,143,355       1,004,925
                                                 ------------    ------------



Property, plant and equipment, at cost:
   Mineral lease                                   2,150,630       1,741,983
   Pilot plant land                                  167,768         167,768
   Pilot plant buildings                             357,162         329,419
   Field and laboratory equipment                  1,306,476       1,105,144
   Furniture, fixtures and leasehold
      improvements                                   306,834         284,187
   Construction in process                         1,789,548       1,237,924
                                                 ------------    ------------
                                                   6,078,418       4,866,425


   Less accumulated depreciation
      and amortization                               876,093         834,377
                                                 ------------    ------------
      Net property, plant and equipment            5,202,325       4,032,048
                                                 ------------    ------------

Patents, at cost, net of accumulated
   amortization of $33,415 at September
   30,1995 and $30,073 at June 30,
   1995                                              346,828         337,270
Other assets, at cost                                  1,027           2,600
                                                 ------------    ------------

                                                 $ 7,693,535       5,376,843
                                                 -----------     -----------
                                                 -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Accounts payable and accrued expenses      $   148,282         526,709
      Deferred compensation                           99,000          99,000

      Current installments of long-term debt          19,738           9,927

                                                 ------------    ------------
             Total current liabilities               267,020         635,636
                                                 ------------    ------------

Long-term debt, excluding current
      installments                                    64,125          66,500
                                                 ------------    ------------
             Total liabilities                       331,145         702,136
                                                 ------------    ------------



Stockholders' equity:
   Common stock, $.01 per value
      Authorized 30,000,000 shares;
      issued and outstanding 20,883,440
      shares at September 30, 1995, and
      20,277,440 at June 30, 1995                    208,834         202,774
   Additional paid-in capital                     26,973,151      23,549,871
   Unearned compensation                              (9,140)        (12,187)
   Deficit accumulated during development
      stage                                      (19,810,455)    (19,065,751)
                                                 ------------    ------------
             Total stockholders' equity            7,362,390       4,674,707
                                                 ------------    ------------

Commitments and contingencies



                                                 ------------    -------------
                                                 $ 7,693,535       5,376,843
                                                 ------------    -------------
                                                 ------------    -------------

   See accompanying notes to consolidated financial statements.

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994,
                  AND CUMULATIVE FROM JULY 2, 1980 (INCEPTION)
                                   (UNAUDITED)

                                    THREE MONTHS ENDED SEPTEMBER 30,         CUMULATIVE
                                                                          FROM JULY 2, 1980
                                           1995            1994              (INCEPTION)
                                       ------------    ------------       -----------------
Revenues:
         Contract fees                 $       -               -               5,278,637
         Interest                           26,850          12,441             1,726,882
         Gain on sale of equipment             -               410                15,078
         State Grant                           -               -                 407,760
                                       ------------    ------------         -------------
                                            26,850          12,851             7,428,357
                                       ------------    ------------         -------------

Expenses:
         Research and development          662,882         564,316            15,638,204
         Research and development
                   funded by others       (131,652)       (670,292)           (2,164,608)
         General and administrative        240,324         143,579            12,431,683
         Write-off of mineral lease            -               -               1,447,453
                                       ------------    ------------         -------------
                                           771,554          37,603            27,352,732
                                       ------------    ------------         -------------

Minority interest in loss
         of subsidiary                         -               -                 113,920
                                       ------------    ------------         ------------

         Net (loss)                       (744,704)        (24,752)          (19,810,455)
                                       ------------    ------------         -------------
                                       ------------    ------------         -------------

Weighted average number of
         common shares outstanding      20,688,788      18,665,018            14,069,517
                                       ------------    ------------         -------------
                                       ------------    ------------         -------------

(Loss) per common share                $     (0.04)    $     (0.00)         $        1.41
                                       ------------    ------------         -------------
                                       ------------    ------------         -------------

   See accompanying notes to consolidated financial statements.

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                           THROUGH SEPTEMBER 30, 1995
                                   (UNAUDITED)

                                                       PRICE             COMMON STOCK         ADDITIONAL        COMMON
                                                        PER       --------------------------    PAID-IN          STOCK
                                                       SHARE        SHARES         AMOUNT       CAPITAL        SUBSCRIBED
                                                      -------     ------------    ----------  -----------      ----------
Issued to officers/directors:
   For costs related to patent, July 2, 1980          $ 0.010       2,700,000     $  27,000            -            -
   For cash, September 1, 1980                          0.010       1,500,000        15,000            -            -
   For services, September 1, 1980                      0.010         750,000         7,500            -            -

Sold to nonaffiliated parties for cash:
   September 10, 1980                                   0.010         100,000         1,000            -            -
   September 15, 1980                                   0.125         200,000         2,000         23,000          -
   October 10 and December 31, 1980                     0.250       1,520,000        15,200        364,800          -

Subscribed, net of offering costs and commissions         -               -             -        3,392,736         40,000

Common stock warrants                                     -               -             -              400          -

Net (loss)                                                -               -             -              -            -
                                                                  ------------    ----------    -----------    ---------
   Balance at June 30, 1981                                         6,770,000     $  67,700      3,780,936        40,000
                                                                  ------------    ----------    -----------    ---------

Sold for cash in public offering, July 17, 1981         1.000       4,000,000        40,000            -         (40,000)

Issued to officers/directors, November 2, 1981:
   For costs related to patent                          0.010         200,000         2,000            -            -
   For cash                                             0.010         200,000         2,000            -            -

Sold to nonaffiliated parties for cash,
   December 22, 1981                                    1.000         225,000         2,250        222,750          -

Increase in additional paid-in capital for
   stock options                                          -               -             -          161,875          -

Issued for mineral leases, February 2, 1982             1.875         150,000         1,500        279,500          -

Subscribed                                                -               -             -           26,625           250

Net (loss)                                                -               -             -              -            -
                                                                  ------------    ----------    -----------    ---------
   Balance at June 30, 1982                                        11,545,000     $ 115,450      4,471,686           250
                                                                  ------------    ----------    -----------    ---------

                                                       COMMON                       DEFICIT
                                                        STOCK                     ACCUMULATED
                                                      SUBSCRIP-   UNEARNED           DURING
                                                        TIONS      COMPEN-        DEVELOPMENT
                                                      RECEIVABLE   SATION             STAGE          TOTAL
                                                      ----------  --------        -----------    -------------
Issued to officers/directors:
   For costs related to patent, July 2, 1980               -           -                -            27,000
   For cash, September 1, 1980                             -           -                -            15,000
   For services, September 1, 1980                         -           -                -             7,500

Sold to nonaffiliated parties for cash:
   September 10, 1980                                      -           -                -             1,000
   September 15, 1980                                      -           -                -            25,000
   October 10 and December 31, 1980                        -           -                -           380,000

Subscribed, net of offering costs and commissions          -           -                -         3,432,736

Common stock warrants                                      -           -                -               400

Net (loss)                                                 -           -            (72,058)        (72,058)
                                                      ---------    -------        ----------     -----------
   Balance at June 30, 1981                                -           -            (72,058)      3,816,578
                                                      ---------    -------        ----------     -----------

Sold for cash in public offering, July 17, 1981            -           -                -               -

Issued to officers/directors, November 2, 1981:
   For costs related to patent                             -           -                -             2,000
   For cash                                                -           -                -             2,000

Sold to nonaffiliated parties for cash,
   December 22, 1981                                       -           -                -           225,000

Increase in additional paid-in capital for
   stock options                                           -           -                -           161,875

Issued for mineral leases, February 2, 1982                -           -                -           281,000

Subscribed                                             (22,000)        -                -             4,875

Net (loss)                                                 -           -           (499,100)       (499,100)
                                                      ---------    -------        ----------     -----------
   Balance at June 30, 1982                            (22,000)        -           (571,158)      3,994,228
                                                      ---------    -------        ----------     -----------

                                                                     (continued)

   See accompanying notes to consolidated financial statements.

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                           THROUGH SEPTEMBER 30, 1995
                                   (UNAUDITED)

                                                       PRICE             COMMON STOCK         ADDITIONAL        COMMON
                                                        PER       --------------------------    PAID-IN          STOCK
                                                       SHARE        SHARES         AMOUNT       CAPITAL        SUBSCRIBED
                                                      -------     ------------    ----------  -----------      ----------
Increase in additional paid-in capital for stock          -               -             -          468,000          -
   warrants

Increase in additional paid-in capital for stock
   options and subscriptions                              -               -             -          247,600          -

Collection on stock subscription receivable               -               -             -              -            -

Net (loss)                                                -               -             -              -            -
                                                                  -----------     ----------    -----------    ---------
   Balance at June 30, 1983                                        11,545,000     $ 115,450      5,187,286          250
                                                                  ------------    ----------    -----------    ---------

Sold for cash in private placements net of
   placement costs, July 7 and July 18, 1983            4.250       1,000,000        10,000      3,966,680          -

Increase in additional paid-in capital for stock
   options                                                -               -             -           20,525          -

Stock subscription receivable:
   Collection                                             -               -             -           10,000          -
   Issuance of stock, March 21, 1984                    1.000          25,000           250            -           (250)

Net (loss)                                                -               -             -              -            -
                                                                  ------------    ----------    -----------    ---------
   Balance at June 30, 1984                                        12,570,000     $ 125,700      9,174,491          -
                                                                  ------------    ----------    -----------    ----------
Net (loss)                                                -               -             -              -            -
                                                                  ------------    ----------    -----------    ----------
   Balance at June 30, 1985                                        12,570,000     $ 125,700      9,174,491          -
                                                                  ------------    ----------    -----------    ----------

Stock options exercised:
   September 9, 1985 through June 3, 1986               1.380          22,103           221         30,281           -
   October 25, 1985 and May 8, 1986                     1.047          10,000           100         10,368           -
   February 4, 1986                                     0.750          20,000           200         14,800           -
   February 5 through April 30, 1986                    1.200         450,000         4,500        535,500           -
   February 10 and May 29, 1986                         1.219          23,897           239         28,886           -

Net (loss)                                                -               -             -              -             -
                                                                  ------------    ----------    -----------    ---------
   Balance at June 30, 1986                                        13,096,000     $ 130,960      9,794,326           -
                                                                  ------------    ----------    -----------    ---------

                                                       COMMON                       DEFICIT
                                                        STOCK                     ACCUMULATED
                                                      SUBSCRIP-   UNEARNED           DURING
                                                        TIONS      COMPEN-        DEVELOPMENT
                                                      RECEIVABLE   SATION             STAGE          TOTAL
                                                      ----------  --------        -----------    -------------
Increase in additional paid-in capital for stock
   warrants                                                -          -                 -           468,000

Increase in additional paid-in capital for stock
   options and subscriptions                               -          -                 -           247,600

Collection on stock subscription receivable             12,000        -                 -            12,000

Net (loss)                                                 -          -          (1,646,475)     (1,646,475)
                                                      ---------    -------        -----------    -----------
   Balance at June 30, 1983                            (10,000)       -          (2,217,633)      3,075,353
                                                      ---------    --------       -----------    -----------

Sold for cash in private placements net of
   placement costs, July 7 and July 18, 1983               -          -                 -         3,976,680

Increase in additional paid-in capital for stock
   options                                                 -          -                 -            20,525

Stock subscription receivable:
   Collection                                              -          -                 -            10,000
   Issuance of stock, March 21, 1984                       -          -                 -               -

Net (loss)                                                 -          -          (3,823,647)     (3,823,647)
                                                      ---------    -------        ----------     -----------
   Balance at June 30, 1984                                -          -          (6,041,280)      3,258,911
                                                      ---------    -------        ----------     -----------
Net (loss)                                                 -          -          (1,786,696)     (1,786,696)
                                                      ---------    -------        ----------     -----------
   Balance at June 30, 1985                                -          -          (7,827,976)      1,472,215
                                                      ---------    -------        ----------     -----------

Stock options exercised:
   September 9, 1985 through June 3, 1986                  -          -                 -            30,502
   October 25, 1985 and May 8, 1986                        -          -                 -            10,468
   February 4, 1986                                        -          -                 -            15,000
   February 5 through April 30, 1986                       -          -                 -           540,000
   February 10 and May 29, 1986                            -          -                 -            29,125

Net (loss)                                                 -          -            (947,636)       (947,636)
                                                      ---------    -------        ----------     -----------
   Balance at June 30, 1986                                -          -          (8,775,612)      1,149,674
                                                      ---------    -------        ----------     -----------
                                                                                                  (continued)

   See accompanying notes to consolidated financial statements.

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                           THROUGH SEPTEMBER 30, 1995
                                   (UNAUDITED)


                                                         PRICE             COMMON STOCK              ADDITIONAL       COMMON
                                                          PER      ----------------------------       PAID-IN         STOCK
                                                         SHARE        SHARES          AMOUNT          CAPITAL       SUBSCRIBED
                                                       ----------  ------------    ------------   -------------    -------------
Common stock warrant exercised:
  April 13, 1987                                           1.500         2,172              22           3,236          -

Stock options exercised:
   April 14 through June 2, 1987                           1.000        14,000             140          13,860          -
   May 11, 1987                                            1.047         5,000              50           5,184          -

Net (loss)                                                   -              -              -               -            -
                                                                   ------------    ------------    ------------    -------------
       Balance at June 30, 1987                                     13,117,172      $  131,172       9,816,606          -
                                                                   ------------    ------------    ------------    -------------

Stock options exercised:
   July 1 through August 31, 1987                          1.000        36,000             360          35,640          -
   July 23 through September 30, 1987                      2.000        30,000             300          59,700          -
   July 29 through August 26, 1987                         1.625         8,000              80          12,920          -
   May 20, 1988                                            1.062        20,000             200          21,050          -

Sold for cash in private placement net of
   placement costs, August 10, 1987 through
   September 22, 1987                                      1.875       715,000           7,150       1,203,763          -

Acquisition and retirement of treasury stock,
   September 16, 1987                                      2.125        (5,000)            (50)        (10,575)         -

Sold to directors for cash, April 25 and 26, 1988          1.125        27,778             278          30,972          -

Net (loss)                                                   -             -               -               -            -
                                                                   ------------    ------------    ------------    -------------
       Balance at June 30, 1988                                      13,948,950    $   139,490      11,170,076          -
                                                                   ------------    ------------    ------------    -------------


                                                        COMMON                      DEFICIT
                                                         STOCK                     ACCUMULATED
                                                       SUBSCRIP-     UNEARNED        DURING
                                                         TIONS        COMPEN-      DEVELOPMENT
                                                       RECEIVABLE     SATION          STAGE          TOTAL
                                                       ----------  ------------    ------------   -------------
Common stock warrant exercised:
   April 13, 1987                                            -             -               -             3,258

Stock options exercised:
   April 14 through June 2, 1987                             -             -               -            14,000
   May 11, 1987                                              -             -               -             5,234

Net (loss)                                                   -             -           (86,296)        (86,296)
                                                       ------------  -----------   ------------    ------------
      Balance at June 30, 1987                               -             -        (8,861,908)      1,085,870
                                                       ------------  -----------   ------------    ------------

Stock options exercised:
   July 1 through August 31, 1987                            -             -               -            36,000
   July 23 through September 30, 1987                        -             -               -            60,000
   July 29 through August 26, 1987                           -             -               -            13,000
   May 20, 1988                                              -             -               -            21,250

Sold for cash in private placement net of
   placement costs, August 10, 1987 through
   September 22, 1987                                        -             -               -         1,210,913

Acquisition and retirement of treasury stock,
   September 16, 1987                                        -             -               -           (10,625)

Sold to directors for cash, April 25 and 26, 1988            -             -               -            31,250

Net (loss)                                                   -             -          (556,490)       (556,490)
                                                       ------------  -----------   ------------    ------------
       Balance at June 30, 1988                              -             -        (9,418,398)      1,891,168
                                                       ------------  -----------   ------------    ------------
                                                                                                    (continued)


See accompanying notes to consolidated financial statements.

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                           THROUGH SEPTEMBER 30, 1995
                                   (UNAUDITED)


                                                            PRICE             COMMON STOCK              ADDITIONAL     COMMON
                                                             PER     ------------------------------      PAID-IN       STOCK
                                                            SHARE       SHARES          AMOUNT           CAPITAL     SUBSCRIBED
                                                          ---------  ------------    ------------     -------------  ----------
Stock options exercised:
  September 2, 1988 through June 8, 1989                    1.000         54,478             545            53,933           -
  September 6, 1988 through June 28, 1989                   1.047         25,522             255            26,464           -
  September 13, 1988 through May 3, 1989                    1.625         36,500             365            58,948           -
  October 7, 1988 through May 8, 1989                       2.125         20,000             200            42,300           -
  December 29, 1988 through March 29, 1989                  2.312         13,757             137            31,676           -
  January 9 through June 30, 1989                           1.219         75,000             750            90,655           -
  January 17 through January 23, 1989                       1.438         91,208             912           135,825           -
  March 10, 1989                                            1.656         10,000             100            16,462           -
  June 2 through June 8, 1989                               1.078         15,000             150            16,022           -

Sold to director for cash, September 3, 1988                1.750         20,000             200            34,800           -

Net (loss)                                                    -              -               -                 -             -
                                                                     ------------    ------------     -------------   ----------
      Balance at June 30, 1989                                        14,310,415      $  143,104        11,677,161           -
                                                                     ------------    ------------     -------------   ----------
Stock options exercised:
  July 10, 1989 through September 8, 1989                   1.078         77,753             778            83,050           -
  July 21, 1989 through October 6, 1989                     1.047         55,000             550            57,028           -
  July 25, 1989 through October 4, 1989                     1.219        148,076           1,480           178,986           -
  September 11 through September 20, 1989                   1.234         81,012             810            99,190           -
  October 6, 1989                                           2.156         10,000             100            21,463           -
  October 6, 1989                                           0.813         10,000             100             8,025           -
  October 18, 1989                                          1.984         10,000             100            19,743           -
  May 11, 1990 through May 25, 1990                         1.844         20,760             208            38,069           -
  May 18, 1990                                              1.656         15,000             150            24,694           -
  May 18, 1990                                              1.625         10,000             100            16,150           -

Stock issued in connection with acquisition of
  controlling interest in Can-Amera Oil Sands, Inc.,
  December 18, 1989                                         1.630         75,000             750           121,500           -

Sold to director for cash, June 7, 1990                     0.500         50,000             500            24,500           -




                                                          COMMON                       DEFICIT
                                                           STOCK                     ACCUMULATED
                                                         SUBSCRIP-      UNEARNED        DURING
                                                           TIONS         COMPEN-     DEVELOPMENT
                                                        RECEIVABLE       SATION         STAGE              TOTAL
                                                       ------------    ----------  ---------------    --------------
Stock options exercised:
  September 2, 1988 through June 8, 1989                      -              -               -              54,478
  September 6, 1988 through June 28, 1989                     -              -               -              26,719
  September 13, 1988 through May 3, 1989                      -              -               -              59,313
  October 7, 1988 through May 8, 1989                         -              -               -              42,500
  December 29, 1988 through March 29, 1989                    -              -               -              31,813
  January 9 through June 30, 1989                             -              -               -              91,405
  January 17 through January 23, 1989                         -              -               -             136,737
  March 10, 1989                                              -              -               -              16,562
  June 2 through June 8, 1989                                 -              -               -              16,172

Sold to director for cash, September 3, 1988                  -              -               -              35,000

Net (loss)                                                    -              -        (1,035,074)       (1,035,074)
                                                       ------------    ----------  ---------------    --------------
       Balance at June 30, 1989                               -              -       (10,453,472)        1,366,793
                                                       ------------    ----------  ---------------    --------------

Stock options exercised:
  July 10, 1989 through September 8, 1989                     -              -             -                83,828
  July 21, 1989 through October 6, 1989                       -              -             -                57,578
  July 25, 1989 through October 4, 1989                       -              -             -               180,466
  September 11 through September 20, 1989                     -              -             -               100,000
  October 6, 1989                                             -              -             -                21,563
  October 6, 1989                                             -              -             -                 8,125
  October 18, 1989                                            -              -             -                19,843
  May 11, 1990 through May 25, 1990                           -              -             -                38,277
  May 18, 1990                                                -              -             -                24,844
  May 18, 1990                                                -              -             -                16,250

Stock issued in connection with acquisition of
  controlling interest in Can-Amera Oil Sands, Inc.,
  December 18, 1989                                           -              -               -             122,250

Sold to director for cash, June 7, 1990                       -              -               -              25,000
                                                                                                       (continued)



          See accompanying notes to consolidated financial statements.

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                           THROUGH SEPTEMBER 30, 1995
                                   (UNAUDITED)


                                                           PRICE              COMMON STOCK              ADDITIONAL       COMMON
                                                            PER     ------------------------------      PAID-IN          STOCK
                                                           SHARE         SHARES          AMOUNT         CAPITAL        SUBSCRIBED
                                                         ---------  ----------------  ------------   -------------    -----------
Increase in additional paid-in capital for stock
   options                                                    -                 -             -            87,350          -

Increase in additional paid-in capital for Directors
   Compensation-Stock Purchase                                -                 -             -           428,000          -

Net (loss)                                                    -                 -             -               -            -
                                                                    ----------------  ------------   -------------    -----------
      Balance at June 30, 1990                                           14,873,016    $  148,730      12,884,909          -
                                                                    ----------------  ------------   -------------    -----------
Sold to director for cash, July 27, 1990                    0.500           100,000         1,000          49,000          -

Stock options exercised:
   August 16, 1990 through August 20, 1990                  1.500            20,000           200          29,800          -
   September 13, 1990                                       1.625             5,500            55           8,882          -
   May 1, 1991                                              1.500            10,000           100          14,900          -
   May 2, 1991                                              0.750            30,000           300          22,200          -
   May 2, 1991                                              1.000            25,000           250          24,750          -
   June 4, 1991                                             1.156            10,000           100          11,463          -
Issued to individuals as compensation for services,
   November 8, 1990                                         1.250             1,000            10           1,240          -

Sold to director for cash, March 12, 1991                   1.156            21,620           216          24,784          -
Sold to director for cash, April 29, 1991                   0.500           100,000         1,000          49,000          -

Increase in additional paid-in capital for
   Director Compensation-Stock Purchase                       -                 -             -               -         78,125

Net (loss)                                                    -                 -             -               -            -
                                                                    ----------------  -------------  -------------    ----------
      Balance at June 30, 1991                                           15,196,136    $  151,961      13,199,053          -
                                                                    ----------------  -------------  -------------    ----------



                                                          COMMON                        DEFICIT
                                                          STOCK                       ACCUMULATED
                                                         SUBSCRIP-       UNEARNED       DURING
                                                          TIONS           COMPEN-     DEVELOPMENT
                                                        RECEIVABLE        SATION         STAGE              TOTAL
                                                       ------------     -----------  --------------     ------------
Increase in additional paid-in capital for stock
   options                                                    -              -                -              87,350

Increase in additional paid-in capital for Directors
   Compensation-Stock Purchase                                -              -                -             428,000

Net (loss)                                                    -              -         (1,384,785)       (1,384,785)
                                                        ------------    -----------  -------------      ------------
      Balance at June 30, 1990                                -              -        (11,838,257)        1,195,382
                                                        ------------    -----------  -------------      ------------
Sold to director for cash, July 27, 1990                      -              -                -              50,000

Stock options exercised:
   August 16, 1990 through August 20, 1990                    -              -                -              30,000
   September 13, 1990                                         -              -                -               8,937
   May 1, 1991                                                -              -                -              15,000
   May 2, 1991                                                -              -                -              22,500
   May 2, 1991                                                -              -                -              25,000
   June 4, 1991                                               -              -                -              11,563
Issued to individuals as compensation for services,
   November 8, 1990                                           -              -                -               1,250

Sold to director for cash, March 12, 1991                     -              -                -              25,000
Sold to director for cash, April 29, 1991                     -              -                -              50,000

Increase in additional paid-in capital for
   Director Compensation-Stock Purchase                       -              -                -              78,125

Net (loss)                                                    -              -           (700,382)         (700,382)
                                                        ------------    -----------  -------------      ------------
      Balance at June 30, 1991                                -              -        (12,538,639)          812,375
                                                        ------------    -----------  -------------      ------------
                                                                                                         (continued)


          See accompanying notes to consolidated financial statements.

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                           THROUGH SEPTEMBER 30, 1995
                                   (UNAUDITED)


                                                             PRICE                                         ADDITIONAL       COMMON
                                                              PER     COMMON STOCK                          PAID-IN         STOCK
                                                             SHARE       SHARES           AMOUNT            CAPITAL       SUBSCRIBED
                                                           ---------  ------------     -------------     -------------    ----------
Stock options exercised:
   July 19, 1991                                             1.500          7,000                70           10,430           -
   July 22, 1991                                             1.063         12,000               120           12,630           -
   July 31, 1991                                             1.500          8,000                80           11,920           -
   October 17, 1991 through November 7, 1991                 1.380         35,000               350           47,950           -
   December 3, 1991                                          1.500          7,211                72           10,745           -
   January 15, 1992 through April 13, 1992                   1.438         35,000               350           49,962           -
   February 26, 1992                                         1.840         19,500               195           35,685           -
   March 2, 1992                                             1.500         10,000               100           14,900           -
   March 31, 1992                                            1.690         15,000               150           25,163           -
   June 10, 1992                                             1.500         12,000               120           17,880           -

Sold to director for cash, August 23, 1991                   0.500        100,000             1,000           49,000           -

Increases in additional paid-in capital for
   Directors Compensation-Stock Purchase                       -              -                 -             87,500           -

Issued to individuals as compensation for services
   January 16, 1992                                          1.380         28,985               290           39,710           -

Issued to individuals for deferred and other
   compensation                                              1.250        217,000             2,170          269,080           -

Net (loss)                                                     -              -                 -                -             -
                                                                      ------------     -------------     -------------    ----------
      Balance at June 30, 1992                                         15,702,832       $   157,028       13,881,608           -
                                                                      ------------     -------------     -------------    ----------





                                                             COMMON                       DEFICIT
                                                             STOCK                      ACCUMULATED
                                                           SUBSCRIP-    UNEARNED           DURING
                                                             TIONS       COMPEN-        DEVELOPMENT
                                                          RECEIVABLE     SATION            STAGE              TOTAL
                                                          ----------  ------------    ---------------     ------------
Stock options exercised:
   July 19, 1991                                               -              -                 -             10,500
   July 22, 1991                                               -              -                 -             12,750
   July 31, 1991                                               -              -                 -             12,000
   October 17, 1991 through November 7, 1991                   -              -                 -             48,300
   December 3, 1991                                            -              -                 -             10,817
   January 15, 1992 through April 13, 1992                     -              -                 -             50,312
   February 26, 1992                                           -              -                 -             35,880
   March 2, 1992                                               -              -                 -             15,000
   March 31, 1992                                              -              -                 -             25,313
   June 10, 1992                                               -              -                 -             18,000

Sold to director for cash, August 23, 1991                     -              -                 -             50,000

Increases in additional paid-in capital for
   Directors Compensation-Stock Purchase                       -              -                 -             87,500

Issued to individuals as compensation for services
   January 16, 1992                                            -              -                 -             40,000

Issued to individuals for deferred and other
   compensation                                                -              -                 -            271,250

Net (loss)                                                     -              -            (758,434)        (758,434)
                                                          ----------  ------------    ---------------     ------------
      Balance at June 30, 1992                                 -              -         (13,297,073)         741,563
                                                          ----------  ------------    ---------------     ------------
                                                                                                           (continued)


          See accompanying notes to consolidated financial statements.

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                           THROUGH SEPTEMBER 30, 1995
                                   (UNAUDITED)


                                                               PRICE                                        ADDITIONAL      COMMON
                                                                PER      COMMON STOCK                        PAID-IN        STOCK
                                                               SHARE        SHARES           AMOUNT          CAPITAL      SUBSCRIBED
                                                             ---------  --------------    ------------    -------------  ----------
Sold for cash in private placements, net of offering
  costs and commissions:
     July 7, 1992 through September 9, 1992                    0.750        600,001          6,000           444,000             -
     October 30, 1992 through December 1, 1992                 0.750        466,665          4,667           345,333             -
     December 31, 1992                                         1.341        157,500          1,575           209,705             -
     January 15, 1993                                          1.418         25,600            256            36,032             -
     February 28, 1993                                         1.358        120,000          1,200           161,813             -
     March 1, 1993                                             1.358        132,000          1,320           177,970             -
     April 6, 1993                                             2.500        100,000          1,000           222,750             -
     May 31, 1993                                              3.750        278,777          2,788         1,035,477             -
     June 30, 1993                                             3.750         28,000            280           104,720             -
     June 30, 1993                                             3.500        100,000          1,000           349,000             -

Issued to individuals as compensation for services
  and expenses, October 9, 1992                                1.250         30,065            301            37,280             -

Issued as compensation to an officer,
  October 9, 1992                                              1.313         50,000            500            65,125             -

Redemption of consolidated subsidiary,
  Can-Amera Oil Sands, Inc., long-term debt with
  Can-Amera Oil Sands, Inc. common stock                         -              -              -           1,447,980             -

Stock options exercised:
  December 9, 1992                                             1.188         10,000            100            11,775             -
  December 22, 1992                                            1.500         10,000            100            14,900             -
  January 15, 1993                                             1.500         10,000            100            14,900             -
  March 19, 1993                                               1.000         25,000            250            24,750             -
  March 19, 1993                                               1.188         17,211            172            20,266             -
  April 14, 1993                                               1.000         10,000            100             9,900             -
  June 30, 1993                                                1.500         13,000            130            19,370             -
  June 30, 1993                                                2.600          5,000             50            12,950             -

Sold to directors for cash,
  August 6, 1992 through October 16, 1992                      0.500        600,000          6,000           294,000             -






                                                               COMMON                      DEFICIT
                                                               STOCK                     ACCUMULATED
                                                              SUBSCRIP-     UNEARNED        DURING
                                                               TIONS        COMPEN-      DEVELOPMENT
                                                             RECEIVABLE     SATION          STAGE            TOTAL
                                                            ------------  -----------  ---------------     ----------

Sold for cash in private placements, net of offering
  costs and commissions:
     July 7, 1992 through September 9, 1992                      -              -              -             450,000
     October 30, 1992 through December 1, 1992                   -              -              -             350,000
     December 31, 1992                                           -              -              -             211,280
     January 15, 1993                                            -              -              -              36,288
     February 28, 1993                                           -              -              -             163,013
     March 1, 1993                                               -              -              -             179,290
     April 6, 1993                                               -              -              -             223,750
     May 31, 1993                                                -              -              -           1,038,265
     June 30, 1993                                               -              -              -             105,000
     June 30, 1993                                               -              -              -             350,000

Issued to individuals as compensation for services
  and expenses, October 9, 1992                                  -              -              -              37,581

Issued as compensation to an officer,
  October 9, 1992                                                -          (24,608)           -              41,017

Redemption of consolidated subsidiary,
  Can-Amera Oil Sands, Inc., long-term debt with
  Can-Amera Oil Sands, Inc. common stock                         -              -              -           1,447,980

Stock options exercised:
  December 9, 1992                                               -              -              -              11,875
  December 22, 1992                                              -              -              -              15,000
  January 15, 1993                                               -              -              -              15,000
  March 19, 1993                                                 -              -              -              25,000
  March 19, 1993                                                 -              -              -              20,438
  April 14, 1993                                                 -              -              -              10,000
  June 30, 1993                                                  -              -              -              19,500
  June 30, 1993                                                  -              -              -              13,000

Sold to directors for cash,
  August 6, 1992 through October 16, 1992                        -              -              -             300,000
                                                                                                         (continued)


          See accompanying notes to consolidated financial statements.

                              SOLV-EX CORPORATION AND SUBSIDIARIES
                                (DEVELOPMENT STAGE ENTERPRISES)
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                                    THROUGH SEPTEMBER 30, 1995
                                         (UNAUDITED)


                                                          PRICE                              ADDITIONAL     COMMON
                                                           PER            COMMON STOCK         PAID-IN       STOCK
                                                          SHARE       SHARES       AMOUNT      CAPITAL     SUBSCRIBED
                                                        ---------  ------------ -----------  ------------  ------------
Increase in additional paid-in capital for
 Directors Compensation-Stock Purchase                      -            -           -          150,000          -

Net (loss)                                                  -            -           -              -            -
                                                                   ------------ -----------  ------------   ---------
  Balance at June 30, 1993                                          18,491,651    $ 184,917  19,091,604          -
                                                                   ------------ -----------  ------------   ---------

Offering costs and commissions                              -            -           -          (74,662)        -

Earned compensation                                         -            -           -              -           -

Sold for cash in private placements, net of offering
 costs and commissions:
  December 27, 1993                                       3.000        168,000        1,680     474,600         -
  March 8, 1994                                           3.249        100,000        1,000     299,982         -
  May 4, 1994                                             2.720         60,000          600     161,784         -
  May 16, 1994                                            2.820         75,000          750     209,692         -
  June 3, 1994                                            2.750        350,000        3,500     954,187         -
  June 16, 1994                                           2.410        196,000        1,960     468,038         -

Issued to individuals as compensation for
 services and expenses:
  September 23, 1993                                      5.200         25,000          250     129,750        -
  March 1, 1994                                           5.200         10,000          100      51,900        -
  June 28, 1994                                           2.688          7,800           78      20,885        -
  June 28, 1994                                        5.000/5.700      22,200          222     119,298        -
  June 28, 1994                                           0.750         10,000          100       7,400        -
  June 28, 1994                                           1.500          5,000           50       7,450        -

Stock options exercised:
 December 14, 1994                                        1.500          8,334           83      12,418        -

Net (loss)                                                  -              -          -           -            -
                                                                   ------------ ------------ -----------    ---------
  Balance June 30, 1994                                             19,528,985   $  195,290  21,934,326        -
                                                                   ------------ ------------ -----------    --------

                                                          COMMON                            DEFICIT
                                                           STOCK                          ACCUMULATED
                                                         SUBSCRIP-        UNEARNED           DURING
                                                           TIONS           COMPEN-        DEVELOPMENT
                                                         RECEIVABLE        SATION            STAGE           TOTAL
                                                        -----------     -----------     --------------     -----------
Increase in additional paid-in capital for
 Directors Compensation-Stock Purchase                      -                -                  -              150,000

Net (loss)                                                  -                -              (2,249,607)     (2,249,607)
                                                        -----------     -----------     --------------     -----------
  Balance at June 30, 1993                                  -             (24,608)         (15,546,680)      3,705,233
                                                        -----------     -----------     --------------     -----------

Offering costs and commissions                              -                -                  -              (74,662)

Earned compensation                                         -              24,608               -               24,608

Sold for cash in private placements, net of offering
 costs and commissions:
  December 27, 1993                                         -                -                  -              476,280
  March 8, 1994                                             -                -                  -              300,982
  May 4, 1994                                               -                -                  -              162,384
  May 16, 1994                                              -                -                  -              210,442
  June 3, 1994                                              -                -                  -              957,687
  June 16, 1994                                             -                -                  -              469,998

Issued to individuals as compensation for
 services and expenses:
  September 23, 1993                                        -             (52,000)              -               78,000
  March 1, 1994                                             -             (43,256)              -                8,744
  June 28, 1994                                             -                -                  -               20,963
  June 28, 1994                                             -                -                  -              119,520
  June 28, 1994                                             -                -                  -                7,500
  June 28, 1994                                             -                -                  -                7,500

Stock options exercised:
 December 14, 1994                                          -                -                  -               12,501

Net (loss)                                                  -                -             (2,439,471)      (2,439,471)
                                                        -----------     -----------     --------------     -----------
  Balance June 30, 1994                                     -             (95,256)        (17,986,151)       4,048,209
                                                        -----------     -----------     --------------     -----------

                                                                    (continued)
See accompanying notes to consolidated financial statements.

                              SOLV-EX CORPORATION AND SUBSIDIARIES
                                (DEVELOPMENT STAGE ENTERPRISES)
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                                    THROUGH SEPTEMBER 30, 1995
                                         (UNAUDITED)

                                                 PRICE                             ADDITIONAL      COMMON
                                                  PER         COMMON STOCK          PAID-IN         STOCK
                                                 SHARE     SHARES       AMOUNT      CAPITAL      SUBSCRIBED
                                              ---------  ----------   ----------  ------------   ----------
Earned compensation                               -          -           -           -              -

Issued to individual as compensation
 July 1, 1994                                   2.440        10,000       100        24,275         -

Sold for cash in private placements, net of
 offering costs and commissions
 December 7, 1994                               2.318       668,300     6,683     1,542,670         -

Stock options exercised:
 October 11, 1994                               1.840        20,000       200        36,600         -
 November 10, 1994                              1.500         8,334        83        12,418         -

Stock options exercised with stock           1.840/1.500     41,821       418          (418)        -

Net (loss)                                       -             -         -            -             -
                                                         ----------  ---------  ------------   ----------
  Balance at June 30, 1995                               20,277,440   202,774    23,549,871         -
                                                         ----------  ---------  ------------   ----------

Earned compensation                              -             -         -             -             -

Sold for cash in private placements, net of
 offering costs and commissions
 July 21, 1995                                   5.696      100,000     1,000        568,625         -
 August 1, 1995                                  5.688      500,000     5,000      2,839,115         -

Stock options exercised:
 September 7, 1995                               2.600        6,000        60         15,540         -

Net (loss)                                       -             -         -             -             -
                                                         ----------  ---------   ------------   ----------
  Balance at September 30, 1995                          20,883,440  $208,834     26,973,151         -
                                                         ----------  ---------   ------------   ----------

                                                 COMMON                          DEFICIT
                                                 STOCK                         ACCUMULATED
                                                SUBSCRIP-       UNEARNED         DURING
                                                 TIONS           COMPEN-       DEVELOPMENT
                                               RECEIVABLE        SATION          STAGE             TOTAL
                                              -----------       --------       ------------     ----------
Earned compensation                               -              95,256            -                95,256

Issued to individual as compensation
 July 1, 1994                                     -             (12,187)            -               12,188

Sold for cash in private placements, net of
 offering costs and commissions
 December 7, 1994                                 -                -                -            1,549,353

Stock options exercised:
 October 11, 1994                                 -                -                -               36,800
 November 10, 1994                                -                -                -               12,501

Stock options exercised with stock                -                -                -                -

Net (loss)                                        -                -            (1,079,600)     (1,079,600)
                                              -----------       --------       ------------     ----------
  Balance at June 30, 1995                        -            (12,187)        (19,065,751)      4,674,707
                                              -----------       --------       ------------     ----------

Earned compensation                               -              3,047                -              3,047

Sold for cash in private placements, net of
 offering costs and commissions
 July 21, 1995                                    -                -                  -            569,625
 August 1, 1995                                   -                -                  -          2,844,115

Stock options exercised:
 September 7, 1995                                -                -                  -             15,600

Net (loss)                                        -                -              (744,704)       (744,704)
                                              -----------       --------       ------------     ----------
  Balance at September 30, 1995                   -             (9,140)        (19,810,455)      7,362,390
                                              -----------       --------       ------------     ----------



See accompanying notes to consolidated financial statements.

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                  AND CUMULATIVE FROM JULY 2, 1980 (INCEPTION)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED SEPTEMBER 30,                  CUMULATIVE
                                                                                                               FROM JULY 2, 1980
                                                                    1995                1994                      (INCEPTION)
                                                              ---------------     ---------------            --------------------
Cash flows from operating activities:
  Net loss                                                     $   (744,704)            (149,226)                   (19,810,455)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
       Depreciation and amortization                                 45,058               22,951                      1,165,119
       Write-off of mineral lease and other                             -                    -                        1,505,541
       Gain on sale of equipment                                        -                   (410)                       (15,078)
       Issuance of stock, warrants, and options for
         services performed                                           3,047               30,333                      2,233,649
       Minority interest in loss of subsidiary                          -                    -                         (113,920)
       Changes in certain assets and liabilities:
           Receivables and other assets                            (142,652)               6,311                       (221,512)
           Accounts payable and accrued expenses                   (378,427)              (3,378)                       139,062
           Accrued deferred interest                                    -                    -                          167,260
           Deferred compensation                                        -                    -                          370,250
           Deferred receipts under R & D agreement                      -                396,010
                                                              ---------------     ---------------            --------------------
             Net cash used by operating activities               (1,217,678)             302,591                    (14,580,084)
                                                              ---------------     ---------------            --------------------

Cash flows from investing activities:
  Proceeds from short-term investments                                  -                    -                        2,296,745
  Additions to property, plant and equipment                     (1,211,993)            (112,816)                    (6,393,816)
  Proceeds from sale of equipment                                       -                    410                         15,078
  Expenditures for short-term investments                               -                    -                       (2,100,000)
  Cash acquired in excess of payment for the purchase
    of a majority interest in Can-Amera Oil Sands, Inc.                 -                    -                           97,976
  Expenditures for patents                                          (12,900)             (40,677)                      (386,953)
  Expenditures for other                                                -                    -                          110,541
                                                              ---------------     ---------------            --------------------
               Net cash provided by (used for) investing
                 activities                                      (1,224,893)            (153,083)                    (6,360,429)
                                                              ---------------     ---------------            --------------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                           20,346                  -                          348,535
  Proceeds from issuance of common stock                          3,429,340                  -                       22,798,341
  Principal payments on long-term debt                              (12,910)              (2,802)                      (247,772)
  Payment of costs associated with proposed financing                (3,938)                 -                         (131,980)
  Other                                                                 -                    -                           18,375
                                                              ---------------     ---------------            --------------------
               Net cash provided by financing activities          3,432,838               (2,802)                    22,785,499
                                                              ---------------     ---------------            --------------------
Change in cash and cash equivalents                            $    990,267              146,706                      1,844,986
                                                              ---------------     ---------------            --------------------
                                                              ---------------     ---------------            --------------------
                                                                                                                (continued)

                        SOLV-EX CORPORATION AND SUBSIDIARIES
                           (DEVELOPMENT STAGE ENTERPRISES)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                    THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                     AND CUMULATIVE FROM JULY 2, 1980 (INCEPTION)
                                      (UNAUDITED)

                                                                 THREE MONTHS ENDED SEPTEMBER 30,                  CUMULATIVE
                                                                                                               FROM JULY 2, 1980
                                                                    1995                1994                      (INCEPTION)
                                                              ---------------     ---------------            --------------------
Change in cash and cash equivalents, forwarded                 $    990,267              146,706                      1,844,986

Cash and cash equivalents at beginning of period                    854,719            1,453,156                            -
                                                              ---------------     ---------------            --------------------

Cash and cash equivalents at end of period                     $  1,844,986            1,599,862                      1,844,986
                                                              ---------------     ---------------            --------------------
                                                              ---------------     ---------------            --------------------

Supplemental disclosure of cash flow information:
  Interest paid (net of amounts capitalized)                   $      2,243                1,918                        211,969
                                                              ---------------     ---------------            --------------------
                                                              ---------------     ---------------            --------------------

Noncash investing and financing activities:
  Issuance of stock for minerals lease                         $        -                    -                          281,000
                                                              ---------------     ---------------            --------------------
                                                              ---------------     ---------------            --------------------

Acquisition of controlling interest in
  Can-Amera Oil Sands, Inc. for cash of $150,000 and 75,000
  shares of common stock valued at $122,250.  In conjunction with
    Fair value of assets acquired                              $        -                    -                        1,659,211
    Cash and stock paid for capital stock                      $        -                    -                         (272,250)
    Minority interest                                          $        -                    -                         (113,920)
                                                              ---------------     ---------------            --------------------
    Liabilities assumed                                        $        -                    -                        1,273,041
                                                              ---------------     ---------------            --------------------
                                                              ---------------     ---------------            --------------------
Issuance of stock for deferred compensation                    $        -                    -                          271,250
                                                              ---------------     ---------------            --------------------
                                                              ---------------     ---------------            --------------------

Issuance of subsidiary stock for redemption
  of Can-Amera notes                                           $        -                    -                        1,447,980
                                                              ---------------     ---------------            --------------------
                                                              ---------------     ---------------            --------------------


See accompanying notes to consolidated financial statements.

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)       BASIS OF NOTE PRESENTATION

The notes to the consolidated financial statements do not present all disclosures required under generally accepted accounting principles but instead, as permitted by Securities and Exchange Commission regulations, presume that users of the interim financial statements have read or have access to the June 30, 1995 audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

Management intends to continue its efforts to obtain funding for a commercial plant which will demonstrate the Company's technology on a fully operational basis. As a part of these efforts, the Company will also take such interim actions as it may deem necessary or advisable to ensure that the Company's liquidity and working capital are adequate to meet its current operating requirements and to provide for its financing and marketing efforts during the immediate future. There can be no assurance that the Company will be able to do so, however, and the consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result if the Company is unable to obtain additional funding or capital.


(2)       ADJUSTMENTS

The accompanying consolidated interim financial statements include all adjustments which are, in the opinion of management, necessary to fair presentation of the consolidated results of operations for the periods presented. All such adjustments are of a normal recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital was $1,876,335 at September 30, 1995, compared to $369,289 at June 30, 1995 and $1,261,671 at September 30, 1994. Expenses of
continued testing and product research at the Company's Albuquerque pilot plant and research facility totalled $662,882 for the quarter, of which $131,652 is recorded as a receivable from United Tri-Star Resources Limited ("UTS"), and after the capitalization of $551,624 to construction in process. This compares to $564,316 in spent for such activities during the quarter ended September 30, 1994, all of which was paid for by UTS under an agreement dated as of July 1, 1994. The work conducted, which is continuing and is the primary requirement for working capital, relates to continued development of the Company's processes for extraction of bitumen and minerals from oil sands and oil sands tailings.

The Company continues to defer 10% of the operating costs to UTS, a Canadian oil and gas company headquartered in Calgary, Alberta (Canada). UTS is also reimbursing the Company for 10% of monthly operating expenditures in order to maintain its 10% working interest in the development of the Company's co-production process and associated projects. Pursuant to an earlier agreement, UTS also acquired an undivided 10% working interest in the Bitumount lease in Alberta.

The increase in expenditures for the quarter ended September 30, 1995 compared to the same period of the prior year reflects the normal salary increases and additional personnel employed at the Company's headquarters, as well as expenses incurred in connection with financing plans for the Company's projects. The work includes additional metals research (partly through independent laboratories).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company recorded a net loss of $744,704 for the three months ended September 30, 1995, as compared to a net loss of $24,752 for the quarter ended September 30, 1994. The 1995 net loss is substantially more than the 1994 net loss because of the funding provided by UTS during 1994 in accordance with the July 1, 1994 agreement. Revenues were generated primarily from interest earned on cash balances which were the result of sales of the Company's stock in private placements. Interest income for the three months ended September 30, 1995 was $26,850 compared to $12,441 for the 1994 period.

General and administrative expenses for the three months ended September 30, 1995 were $240,324 compared to $143,579 during the same period in 1994. The increase in 1995 from 1994 reflects the addition of technical and financial personnel and increased investor relation expenditures. Included in general and administrative expenses are non-cash compensatory expenses of $3,047 for performance of services compared to $30,333 for same period in 1994. When the effects of the non-cash expenses are deducted, the net operating expenses for the quarter were $768,507 in 1995 and $7,270 in 1994.

The Company believes it has adequate funds to cover on-going pilot plant expense and general and administrative expenses through the end of 1995, at which time the Company expects to have additional information concerning the status of project financing (including working capital) for construction, start-up and operation of the operations planned on its own lease and to process tailings owned by another company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company believes the on-going work at its pilot plant has been successful and is optimistic that the funds required for commercialization of its technology can be raised. There can be no assurance that such funds can be raised, however, and in any event it will probably be necessary for the Company to obtain interim funds to cover general and administrative expenses until project financing can be completed. Similarly, there can be no assurance that the Company will be able to obtain additional interim funding, although it will attempt to do so through a combination of efforts or methods, including joint ventures, licensing agreements for the Company's technology, equity investors (public or private), venture capital groups, institutions, issuance of convertible or subordinated debt or a form of business combination. In this regard, the Company has never generated significant revenues from operations and cannot expect any significant revenue from operations until operations commence from a plant to recover metal products from oil sands tailings or through development of its oil sands lease.

                                   SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SOLV-EX CORPORATION
                                   (Registrant)


                                   By   /s/ John S. Rendall
                                      -----------------------------------------
                                      John S. Rendall, Chief Executive Officer


                                   By   /s/ W. Jack Butler
                                      -----------------------------------------
                                      W. Jack Butler, President and
                                      Chief Financial Officer


DATE:  November 13, 1995