Form 10-Q
period 1995-12-31
SOLV EX CORP
filed 1996-02-20
CIK 350305

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended DECEMBER 31, 1995

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File Number 0-9897

                               SOLV-EX CORPORATION
             (Exact name of Registrant as specified in its charter)

             NEW MEXICO                                85-0283729
    (State or other jurisdiction of         (IRS employer identification)
     incorporation or organization)

               500 MARQUETTE, NW, SUITE 300, ALBUQUERQUE, NM 87102
                    (Address of principal executive offices)

                                 (505)-243-7701
              (Registrant's telephone number, including area code)

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

                             YES  XX          NO
                                ------          ------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: Common Stock, $.01 par value, 20,927,209 shares outstanding as of January 16, 1996.

                               SOLV-EX CORPORATION
                                AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)


                                      INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

          Consolidated Balance Sheets,
          December 31, 1995 and June 30, 1995 (Unaudited)                      1

          Consolidated Statements of Operations,
          three months ended December 31, 1995 and 1994,
          six months ended December 31, 1995 and 1994,
          and Cumulative from Inception (Unaudited)                            2

          Consolidated Statements of Stockholders' Equity,
          six months ended December 31, 1995 and
          Cumulative from Inception (Unaudited)                                3

          Consolidated Statements of Cash Flows,
          six months ended December 31, 1995 and 1994,
          and Cumulative from Inception (Unaudited)                          4-5

          Notes to Consolidated Financial Statements
          (Unaudited)                                                        6-7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                         8-11

PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to Vote of Security Holders              12

     Item 6. There were no reports filed on Form 8-K during the quarter ended December 31, 1995.

Each other item of information required under Part II is inapplicable for the quarter ended December 31, 1995.

                                       (i)

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (DEVELOPMENT STAGE ENTERPRISES)
                          CONSOLIDATED BALANCE SHEETS

                     DECEMBER  31, 1995 AND JUNE 30, 1995
                                  (UNAUDITED)


                                 ASSETS
                                              DECEMBER 31,      JUNE 30,
                                                 1995             1995
                                             -----------      -----------
Current assets:
  Cash and cash equivalents                  $   762,649          854,719
  Working interest receivable                    142,098               -
  Deferred financing costs                       136,500           69,954
  Other                                           47,105           50,252
                                             -----------      -----------
        Total current assets                   1,088,352          974,925
                                             -----------      -----------

Property, plant and equipment at cost:
  Mineral lease                                2,150,630        1,741,983
  Pilot plant land                               167,768          167,768
  Pilot plant buildings                          357,162          329,419
  Field and laboratory equipment               1,541,692        1,105,144
  Furniture, fixtures and leasehold
    improvements                                 322,163          284,187
  Construction in process                      2,771,822        1,237,924
                                             -----------      -----------
                                               7,311,237        4,866,425
  Less accumulated depreciation
    and amortization                             916,553          834,377
                                             -----------      -----------
    Net property, plant and equipment          6,394,684        4,032,048
                                             -----------      -----------
Patents, at cost, net of accumulated
    amortization of $38,035 at December
    December 31, 1995, and $30,073 at
    June 30, 1995                                364,837          337,270
Other assets, at cost                             38,034           32,600
                                             ------------     -----------
                                            $  7,885,907        5,376,843
                                             -----------      -----------
                                             -----------      -----------


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                              DECEMBER 31,      JUNE 30,
                                                1995             1995
                                             -----------     -----------


Current liabilities:
  Accounts payable and accrued expenses      $   481,683          526,709
  Deferred compensation                           99,000           99,000
  Current installments of long-term debt           9,500            9,927
  Loan from stockholder                        1,000,000               -
                                             -----------      -----------
        Total current liabilities              1,590,183          635,636
                                             -----------      -----------
Long-term debt, excluding current
  installments                                    61,750           66,500
                                             -----------      -----------
        Total liabilities                      1,651,933          702,136
                                             -----------      -----------

Stockholders' equity:
  Common stock, $.01 par value
  Authorized 30,000,000 shares;
    issued and outstanding 20,927,209
    shares at December 31, 1995, and
    20,277,440 at June 30, 1995                  209,272          202,774
  Additional paid-in capital                  27,090,074       23,549,871
  Unearned compensation                           (6,094)         (12,187)
  Deficit accumulated during development
    stage                                    (21,059,278)     (19,065,751)
                                             -----------      -----------
        Total stockholders' equity             6,233,974        4,674,707
                                             -----------      -----------
Commitments and contingencies
                                             $ 7,885,907        5,376,843
                                             -----------      -----------
                                             -----------      -----------

  See accompanying notes to consolidated financial statements.

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                     SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                     AND CUMULATIVE FROM JULY 2, 1980 (INCEPTION)
                                   (UNAUDITED)

                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                       DECEMBER 31,                DECEMBER 31,           CUMULATIVE
                               --------------------------    ------------------------  FROM JULY 2, 1980
                                  1995           1994           1995          1994        (INCEPTION)
                               -----------    -----------    -----------   ----------  -----------------
Revenues:
  Contract fees                $       -              -      $       -            -      $  5,278,637
  Interest                          16,046         25,396         42,896       37,837       1,742,928
  Gain on sale of equipment            -              541            -            951          15,078
  State grant                          -              -              -            -           407,760
                               -----------    -----------    -----------   ----------    ------------
                                    16,046         25,937         42,896       38,788       7,444,403
                               -----------    -----------    -----------   ----------    ------------

Expenses:
  Research and development         780,328        549,824      1,311,558    1,080,082      16,418,532
  Research and development
   funded by others                    -         (549,824)           -     (1,080,082)     (2,164,608)
  General and administrative       484,540        179,277        724,864      341,354      12,916,223
  Write-off of mineral lease           -              -              -            -         1,447,453
                               -----------    -----------    -----------   ----------    ------------
                                 1,264,869        179,277      2,036,423      341,354      28,617,601
                               -----------    -----------    -----------   ----------    ------------


Minority interest in loss
  of subsidiary                        -              -              -            -           113,920
                               -----------    -----------    -----------   ----------    ------------
Net (loss)                     $(1,248,823)      (153,340)   $(1,993,527)    (302,566)   $(21,059,278)
                               -----------    -----------    -----------   ----------    ------------
                               -----------    -----------    -----------   ----------    ------------
Weighted average number of
  common shares outstanding     20,901,793     19,725,553     20,795,291   19,725,553      14,180,571
                               -----------    -----------    -----------   ----------    ------------
                               -----------    -----------    -----------   ----------    ------------

(Loss) per common share        $     (0.06)   $    (0.008)   $     (0.10)  $   (0.015)   $      (1.49)
                               -----------    -----------    -----------   ----------    ------------
                               -----------    -----------    -----------   ----------    ------------

See accompanying notes to consolidated financial statements.

                    SOLV-EX CORPORATION AND SUBSIDIARIES
                       (DEVELOPMENT STAGE ENTERPRISES)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                          THROUGH DECEMBER 31, 1995
                                 (UNAUDITED)

                                                                                                                           COMMON
                                                                                                                            STOCK
                                                     PRICE             COMMON STOCK         ADDITIONAL       COMMON       SUBSCRIP-
                                                      PER       ------------------------     PAID-IN         STOCK          TIONS
                                                     SHARE          SHARES        AMOUNT     CAPITAL       SUBSCRIBED    RECEIVABLE
                                                   -----------  ------------     -------    ----------     ----------    ----------
Balance at June 30, 1995                                          20,277,440     202,774    23,549,871         -              -

  Earned compensation                                   -                -           -             -           -              -

  Issued to individual as compensation
    July 1, 1995 through November 30, 1995         7.44-11.00        10,200          102        39,652         -              -

  Sold for cash in private placements, net of
    offering costs and commissions
    July 21, 1995                                       5.696       100,000        1,000       568,625         -              -
    August 1, 1995                                      5.688       500,000        5,000     2,839,115         -              -

  Stock options exercised:
    September 7, 1995                                   2.600         6,000           60        15,540         -              -
    October 5, 1995                                     1.500        10,000          100        14,900         -              -
    October 24, 1995                                    2.600         5,000           50        12,950         -              -
    December 12, 1995                                   1.500         8,332           83        12,415         -              -

  Warrants exercised:
    December 3, 1995                                    3.625        10,237          102        37,007         -              -

  Net (loss)                                              -             -            -             -           -              -
                                                                 ----------     --------    ----------       -----        -------
Balance at December 31, 1995                                     20,927,209     $209,272    27,090,074         -              -
                                                                 ----------     --------    ----------       -----        -------



                                                               DEFICIT
                                                             ACCUMULATED
                                                UNEARNED       DURING
                                                 COMPEN-     DEVELOPMENT
                                                 SATION        STAGE          TOTAL
                                                --------    ------------    ---------
Balance at June 30, 1995                        (12,187)    (19,065,751)    4,674,707

  Earned compensation                             6,093             -           6,093

  Issued to individual as compensation
    July 1, 1995 through November 30, 1995          -               -          39,754

  Sold for cash in private placements, net of
    offering costs and commissions
    July 21, 1995                                   -               -         569,625
    August 1, 1995                                  -               -       2,844,115

  Stock options exercised:
    September 7, 1995                               -               -          15,600
    October 5, 1995                                 -               -          15,000
    October 24, 1995                                -               -          13,000
    December 12, 1995                               -               -          12,498

  Warrants exercised:
    December 3, 1995                                -               -          37,109

  Net (loss)                                        -        (1,993,527)   (1,993,527)
                                                 ------     -----------    ----------
Balance at December 31, 1995                     (6,094)    (21,059,278)    6,233,974
                                                 ------     -----------    ----------


See accompanying notes to consolidated financial statements.

                        SOLV-EX CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE ENTERPRISES)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                   SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                   AND CUMULATIVE FROM JULY 2, 1980 (INCEPTION)

                                                               SIX MONTHS ENDED
                                                                  DECEMBER 31              CUMULATIVE
                                                         ---------------------------    FROM JULY 2, 1980
                                                             1995            1994          (INCEPTION)
                                                         -----------      ----------    -----------------
Cash flows from operating activities:
 Net loss                                                $(1,993,527)       (302,566)     $(21,059,278)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
   Depreciation and amortization                              90,138          51,488         1,210,199
   Write-off of mineral leases and other                          -              -           1,505,541
   Gain on sale of equipment                                      -             (951)          (15,078)
   Issuance of stock, warrants, and options for
    services performed                                        45,847         109,968         2,243,977
   Minority interest in loss of subsidiary                        -               -           (113,920)
   Changes in certain assets and liabilities:
     Receivables and other assets                           (144,385)         13,457          (223,245)
     Accounts payable and accrued expenses                   (45,026)          1,789           504,935
     Accrued deferred interest                                    -               -            167,260
     Deferred compensation                                        -               -            370,250
     Deferred receipts under R&D agreement                        -        1,053,159                -
                                                         -----------      ----------      ------------
      Net cash provided by (used for)
        operating activities                              (2,046,953)        926,344       (15,409,359)
                                                         -----------      ----------      ------------

Cash flows from investing activities:
 Proceeds from short-term investments                             -               -          2,296,745
 Additions to property, plant and equipment               (2,444,812)       (545,718)       (7,626,635)
 Proceeds from sale of equipment                                  -              951            15,078
 Expenditures for short-term investments                          -               -         (2,100,000)
 Cash acquired in excess of payment for the purchase
  of a majority interest in Can-Amera Oil Sands, Inc.             -               -             97,976
 Expenditures for Patents                                    (35,529)        (61,898)         (409,582)
 Expenditures for other                                           -               -            110,541
                                                         -----------      ----------      ------------
      Net cash (used for) investing activities            (2,480,341)       (606,665)       (7,615,877)
                                                         -----------      ----------      ------------

Cash flows from financing activities:
 Proceeds from issuance of short and long-term debt               -               -            348,535
 Proceeds from loan from stockholder                       1,000,000              -          1,000,000
 Proceeds from issuance of common stock                    3,506,947       1,549,353        22,875,948
 Principal payments on long-term debt                         (5,177)         (5,620)         (260,385)
 Payment of costs associated with proposed financing         (66,546)             -           (194,588)
 Other                                                            -               -             18,375
                                                         -----------      ----------      ------------
      Net cash provided by financing activities            4,435,224       1,543,733        23,787,885
                                                         -----------      ----------      ------------

Change in cash and cash equivalents                          (92,070)      1,863,412           762,649
                                                         -----------      ----------      ------------
                                                         -----------      ----------      ------------
                                                                                           (continued)

                        SOLV-EX CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE ENTERPRISES)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                   SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                   AND CUMULATIVE FROM JULY 2, 1980 (INCEPTION)

                                                               SIX MONTHS ENDED
                                                                  DECEMBER 31              CUMULATIVE
                                                         ---------------------------    FROM JULY 2, 1980
                                                             1995            1994          (INCEPTION)
                                                         -----------      ----------    -----------------
Change in cash and cash equivalents, forwarded           $   (92,070)      1,863,412           762,649

Cash and cash equivalents at beginning of period             854,719       1,453,156                -
                                                         -----------      ----------      ------------

Cash and cash equivalents at end of period                   762,649       3,316,568           762,649
                                                         -----------      ----------      ------------
                                                         -----------      ----------      ------------

Supplemental disclosure of cash flow information:
 Interest paid (net of amount capitalized)                     8,211           4,494           217,937
                                                         -----------      ----------      ------------
                                                         -----------      ----------      ------------

 Noncash investing and financing activities:

 Issuance of stock for minerals lease                             -               -            281,000
                                                         -----------      ----------      ------------
                                                         -----------      ----------      ------------


 Acquisition of controlling interest in
  Can-Amera Oil Sands, Inc. for cash of $150,000 and
  75,000 shares of common stock valued at $122,250.
  In conjunction with the acquisition, liabilities
  were assumed as follows:
   Fair value of assets acquired                                  -               -          1,659,211
   Cash and stock paid for capital stock                          -               -           (272,250)
   Minority interest                                              -               -           (113,920)
                                                         -----------      ----------      ------------
   Liabilities assumed                                            -               -          1,273,041
                                                         -----------      ----------      ------------
                                                         -----------      ----------      ------------

 Issuance of stock for deferred compensation                      -               -            271,250
                                                         -----------      ----------      ------------
                                                         -----------      ----------      ------------

 Issuance of subsidiary stock for redemption
  of Can-Amera notes                                              -               -          1,447,980
                                                         -----------      ----------      ------------
                                                         -----------      ----------      ------------


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

Subsequent to filing the 10-Q for the period ended December 31, 1994, the Company determined certain costs previously expensed as research and development were properly capitalized as construction in process, as reported at June 30, 1995. Other research and development expenditures continue to be expensed. As a result, quarterly information reported herein reflect these changes.

The significant increase in Stockholders' equity subsequent to June 30, 1995, was primarily the result of common stock issued through private placement in order to fund the Company's current operating requirements. Over 600,000 shares were issued at a purchase price of $5.68 to $5.70 per share.

Additional funding for operations of the Company was obtained through a loan from a stockholder in the amount of $1 million. Terms of the loan allow for the debt to be converted into restricted common stock at a discount of 20% from the market bid price at a specified date.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit of $501,831 at December 31, 1995, compared to working capital of $339,289 at June 30, 1995. In December, 1995, the Company received a demand loan from a stockholder in the amount of $1 million, which accrues interest at a rate of 10% and has an option to covert the debt into restricted common stock at a 20% discount from the market bid price on a specified date. This loan was necessary to ensure that the Company's liquidity was adequate to meet its current operating requirements and to provide for its financing and marketing efforts during the immediate future. Expenses of continued testing and product research at the Company's Albuquerque pilot plant and research facility totaled $780,328, for the quarter ended December 31, 1995. Research and development expenditures for the same period a year ago totaled $549,824, all of which was allocated to the Oil Sands Co-production Project and was paid for by United Tri-Star Resources Limited ("UTS") as hereinafter set forth. The primary requirement for working capital is for efforts to continue development of the Company's processes for extraction of bitumen and minerals from oil sands and oil sands tailings.

The Company continues to accrue a receivable for 10% of construction in process costs from UTS, along with certain monthly operating expenditures. Payment by UTS for these expenditures allows UTS to maintain its 10% working interest in the development of the Company's co-production process and associated projects.

The increase in expenditures for the quarter ended December 31, 1995, compared to the same period of the prior year, reflects the additions to personnel and normal salary increases, as well as expenses incurred in connection with financing plans for the Company's projects. The Company received formal approval in December, 1995, from the appropriate Canadian authorities to proceed with the first stage project to produce 14,000 barrels per day of oil, with subsequent co-production of minerals from the Company's Bitumount Lease in northern Alberta, and to proceed with construction and operation of a plant to process oil sands

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

tailings for the production of minerals and metals. Expenditures associated with metals research continue to be incurred, with some work being processed through independent laboratories. Subsequently, on January 23, 1996, the Company successfully completed initial testing of its new aluminum reduction technology in a prototype electrolytic cell. On-going tests are planned to design and construct a full scale electrolytic cell for manufacturing aluminum in conjunction with the Company's plans to produce alumina from oil sands tailings.

The Company recorded a net loss of $1,248,823 for the three months ended December 31, 1995, and a net loss of $1,993,527 for the six months ended December 31, 1995. These compare to net loss of $153,340 and $302,566, respectively, for the same periods ended December 31, 1994. The 1995 net losses are substantially more than for the 1994 periods because the majority of funding provided by UTS for research and development on the Oil Sands Co-production Project was applied to capitalized expenditures at December 31, 1995. These amounts had been expensed as research and development costs for the period ending December 31, 1994. Revenues were generated from interest earned on cash balances. Interest income for the three months ended December 31, 1995 was $16,046 compared to $25,396 for the 1994 period. The decrease in interest income during the 1995 period was the result of the reduced cash balances.

General and administrative expenses for the three and six month periods ended December 31, 1995, were $484,540 and $724,864, respectively. These compare to $179,277 and $341,354 during the same period in 1994. The increase in general and administrative expenses reflects the addition of technical and financial personnel, and increased travel and investor relation expenditures. The settlement of certain disputed financing fee claims during December, 1995, increased general and administrative expenses for that quarter by $150,000. Included in general and administrative expenses are non-cash compensatory expenses of $10,328 and $45,847, for the three and six month periods ended December 31, 1995, for performance of services compared to $79,635

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

and $104,968, for same periods in 1994. When the effects of the non-cash expenses are deducted, the net operating expenses for the quarter were $474,212 in 1995 and $99,642 in 1994.

The Company has entered into a letter of intent with an Edmonton based company for construction of the planned 14,000 barrel per day oil extraction and upgrading plant. Preliminary engineering for the plant and advance work on the site to allow construction to proceed in winter months has been completed. The current schedule anticipates commencement of construction in the second half of calendar year 1996 and a construction period of approximately one year in order to commence oil production, which would be followed about one year later by commencement of minerals production. The schedule is considered aggressive and delays could adversely affect total capital costs. Accordingly, the Company will endeavor to arrange financing which accommodates delays or capital cost overruns.

Although there can be no assurance that such financing can be arranged or arranged upon acceptable terms and conditions, the results of feasibility analysis and discussions with the independent consultants reviewing the report provide the Company with confidence that appropriate financing will be obtained. The Company recognizes that the amount of capital required is quite large (in excess of $50 million), particularly in comparison to projects the Company previously has undertaken, and that its lack of operating history could impair its ability to raise such capital.


Even without additional financing the Company believes it has adequate funds to cover on-going pilot plant expense and general and administrative expenses for at least the first half of calendar year 1996. During such period, the Company's principal goal is to arrange appropriate project financing, including working capital, which may result from on-going discussions or, possibly, from sources not yet identified.

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company believes the on-going work at its pilot plant has been successful and that the funds required for commercialization of its technology can be raised, either as a result of the UTS agreement or otherwise. As stated, however, there can be no assurance that such funds can be raised and, in any event, it may be necessary for the Company to obtain interim funds to cover general and administrative expenses during the second half of calendar year 1996, until project financing can be completed and until operations generate funds for working capital. Although there can also be no assurance that the Company will be able to obtain any additional interim funding for required working capital, the Company believes it will be able to do so through a combination of efforts or methods, including joint ventures, licensing agreements for the Company's technology, equity investors (public or private), venture capital groups, institutions, issuance of convertible or subordinated debt or a form of business combination. In this regard, the Company has never generated significant revenues from operations and cannot expect any significant revenue from operations until it has developed it's oil sand lease or until operations commence from a plant to recover metal products from oil sands tailings.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders of the Company was held on December 15, 1995, for the purpose of electing directors. Proxies for the meeting were solicited pursuant to Regulation A under the Securities Exchange Act of 1934.

Each nominee for election as a director was elected as follows:


NAME                      VOTES FOR             WITHHELD
----                      ----------            --------
John S. Rendall           16,810,273             50,798
W. Jack Butler            16,802,473             58,598
Herbert M. Campbell II    16,810,828             50,243
Julius D. Heldman         16,812,473             48,598
M. Norman Anderson        16,813,273             47,798
Lee F. Robinson           16,812,473             48,598
Thompson MacDonald        16,813,273             47,798
J.E. Czaja                16,811,273             49,798
M.E. Davey                16,810,473             50,598


A total of 4,068,963 shares were not voted with respect to the election of directors.

                                  SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SOLV-EX CORPORATION
                                     (Registrant)


                                    By   /s/ John S. Rendall
                                       ----------------------------------------
                                       John S. Rendall, Chief Executive Officer


                                    By   /s/ W. Jack Butler
                                       ----------------------------------------
                                       W. Jack Butler, President and
                                       Chief Financial Officer


DATE:     February 16, 1996