Form 10-Q
period 1996-03-31
SOLV EX CORP
filed 1996-05-15
CIK 350305

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended MARCH 31, 1996

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

                    YES  XX          NO
                         ____            ____

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: Common Stock, $.01 par value, 22,687,136 shares outstanding as of May 2, 1996.

                       SOLV-EX CORPORATION
                         AND SUBSIDIARIES
                 (Development Stage Enterprises)



                              INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

          Consolidated Balance Sheets,
          March 31, 1996 and June 30, 1995 (Unaudited)           1

          Consolidated Statements of Operations,
          three months ended March 31, 1996 and 1995,
          nine months ended March 31, 1996 and 1995,
          and Cumulative from Inception (Unaudited)              2

          Consolidated Statements of Stockholders' Equity,
          nine months ended March 31, 1996 and
          Cumulative from Inception (Unaudited)                  3

          Consolidated Statements of Cash Flows,
          nine months ended March 31, 1996 and 1995,
          and Cumulative from Inception (Unaudited)            4-5

          Notes to Consolidated Financial Statements
          (Unaudited)                                          6-7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                    8-11

PART II.  OTHER INFORMATION

     Item 6.   There were no reports filed on Form 8-K
               during the quarter ended March 31, 1996.

Each other item of information required under Part II is inapplicable for the quarter ended March 31, 1996.



                               (i)

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (Development Stage Enterprises)
                           Consolidated Balance Sheets

                        March  31, 1996 and June 30, 1995
                                   (Unaudited)

                                                 MARCH 31,           JUNE 30,
ASSETS                                             1996                1995
                                                -----------          ---------
Current assets:
  Cash and cash equivalents                     $37,047,073            854,719
  Accounts Receivable                                74,724             30,000
  Deferred financing costs                          190,203             69,954
  Prepaid Expenses                                   15,134              3,093
  Other                                              24,456             47,159
                                                -----------        ------------
         Total current assets                    37,351,590          1,004,925
                                                -----------        ------------


Property, plant and equipment at cost:
  Mineral lease                                   2,150,630          1,741,983
  Pilot plant land                                  167,768            167,768
  Buildings                                         430,621            329,419
  Field and laboratory equipment                  2,393,160          1,105,144
  Furniture, fixtures and leasehold
   improvements                                     343,831            284,187
  Construction in process                         4,836,254          1,237,924
                                                -----------        ------------
                                                 10,322,264          4,866,425
  Less accumulated depreciation
   and amortization                                 967,828            834,377
                                                -----------        ------------

   Net property, plant and equipment              9,354,436          4,032,048
                                                -----------        ------------

Patents, at cost, net of accumulated
  amortization of $42,550  at
  March 31, 1996, and $30,073 at
  June 30, 1995                                     365,942            337,270
Other assets, at cost                               369,710              2,600
                                                -----------        ------------
                                                $47,441,678          5,376,843
                                                -----------        ------------
                                                -----------        ------------




                                                  MARCH 31,           JUNE 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1996                1995
                                                 ----------           --------
Current liabilities:
   Accounts payable and accrued expenses         $1,317,002            526,709
   Deferred compensation                             99,000             99,000
   Current installments of long-term debt            82,657              9,927
   Loan from stockholder                            495,728               --
                                                -----------        ------------

         Total current liabilities                1,994,387            635,636
                                                -----------        ------------

Long-term debt, excluding current
   installments                                     152,156             66,500
                                                -----------        ------------

         Total liabilities                        2,146,543            702,136
                                                -----------        ------------


Stockholders' equity:
  Common stock, $.01 par value
   Authorized 30,000,000 shares;
   issued and outstanding 22,687,136
   shares at March 31, 1996, and
   20,277,440 at June 30, 1995                      226,871            202,774
  Additional paid-in capital                     67,355,135         23,549,871
  Unearned compensation                              (3,047)           (12,187)
  Deficit accumulated during development
   stage                                        (22,283,824)       (19,065,751)
                                                -----------        ------------
         Total stockholders' equity              45,295,135          4,674,707
                                                -----------        ------------



  Commitments and contingencies

                                                $47,441,678          5,376,843
                                                -----------        ------------
                                                -----------        ------------

See accompanying notes to consolidated financial statements.

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                          (Development Stage Enterprises)
                       Consolidated Statements of Operations

                    Three months ended March 31, 1996 and 1995
                     Nine months ended March 31, 1996 and 1995
                   and Cumulative from July 2, 1980 (inception)
                                   (Unaudited)


                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                     ------------------            ------------------
                                          MARCH 31,                     MARCH 31,               CUMULATIVE
                                     ------------------            ------------------        FROM JULY 2, 1980
                                     1996          1995            1996          1995           (INCEPTION)
                                     ----          ----            ----          ----        -----------------
Revenues:
  Contract fees                  $       -            -        $      -              -         $  5,278,637
  Interest                            83,221       36,315         126,117          74,151         1,826,149
  Gain on sale of equipment              -            297             -             1,249            15,078
  State grant                            -            -               -               -             407,760
                                 -----------   ----------      ----------      ----------      ------------
                                      83,221       36,612         126,117          75,400         7,527,624
                                 -----------   ----------      ----------      ----------      ------------

Expenses:
  Research and development           811,954      579,002       2,123,512       1,659,085        17,230,486
  Research and development
   funded by others                      -       (517,354)            -        (1,597,437)       (2,164,608)
  General and administrative         495,814      226,616       1,220,678         567,970        13,412,037
  Write-off of mineral lease             -            -               -               -           1,447,453
                                 -----------   ----------      ----------      ----------      ------------
                                   1,307,768      288,264       3,344,190         629,618        29,925,368
                                 -----------   ----------      ----------      ----------      ------------


Minority interest in loss
  of subsidiary                          -            -               -               -             113,920
                                 -----------   ----------      ----------      ----------      ------------

  Net (loss)                     $(1,224,547)    (251,652)    $(3,218,073)       (554,218)     $(22,283,824)
                                 -----------   ----------      ----------      ----------      ------------
                                 -----------   ----------      ----------      ----------      ------------

Weighted average number of
  common shares outstanding       21,213,722   20,472,148      21,213,722      20,472,148        14,294,345
                                 -----------   ----------      ----------      ----------      ------------
                                 -----------   ----------      ----------      ----------      ------------

(Loss) per common share          $     (0.06)  $    (0.01)     $    (0.15)     $    (0.03)     $      (1.56)
                                 -----------   ----------      ----------      ----------      ------------
                                 -----------   ----------      ----------      ----------      ------------



See accompanying notes to consolidated financial statements.

                    SOLV-EX CORPORATION AND SUBSIDIARIES
                       (Development Stage Enterprises)
                Consolidated Statements of Stockholders' Equity

                 For the period from July 2, 1980 (inception)
                            through March 31, 1996
                                  (Unaudited)

                                                                                       COMMON                DEFICIT
                                                                                       STOCK                ACCUMULATED
                           PRICE         COMMON STOCK         ADDITIONAL   COMMON     SUBSCRIP-  UNEARNED     DURING
                            PER        ------------------       PAID-IN     STOCK       TIONS     COMPEN-  DEVELOPMENT
                           SHARE       SHARES      AMOUNT       CAPITAL   SUBSCRIBED  RECEIVABLE  SATION      STAGE         TOTAL
                           -----       ------------------     ----------  ----------  ---------- --------  ------------     -----
Balance at
 June 30, 1995                       20,277,440   $ 202,774   23,549,871     -           -       (12,187)  (19,065,751) $4,674,707
 Earned compensation          -           -          -            -          -           -         9,140        -            9,140

 Issued to
  individual as
  compensation
   July 1, 1995
    through
    November 30, 1995     7.44-11.00     10,200         102       39,652     -           -           -          -           39,754
   December 1, 1996
    through March
    31, 1995              6.25-38.00      7,100          71       78,995     -           -           -          -           79,066

 Sold for cash in
  private placements,
  net of offering
  costs and
  commissions
  July 21, 1995                5.696    100,000       1,000      568,625     -           -           -          -          569,625
  August 1, 1995               5.688    500,000       5,000    2,839,115     -           -           -          -        2,844,115
  January 23, 1996       15.00-19.00    543,860       5,439    8,994,561     -           -           -          -        9,000,000
  March 8, 1996               28.365  1,081,967      10,820   30,679,180     -           -           -          -       30,690,000

 Stock options
  exercised:
  September 7, 1995            2.600      6,000          60       15,540     -           -           -          -           15,600
  October 5, 1995              1.500     10,000         100       14,900     -           -           -          -           15,000
  October 24, 1995             2.600      5,000          50       12,950     -           -           -          -           13,000
  December 12, 1995            1.500      8,332          83       12,415     -           -           -          -           12,498
  February 28, 1996        2.56-5.75     37,500         375      162,424     -           -           -          -          162,799
  March 1, 1996            1.38-2.56     12,500         125       17,715     -           -           -          -           17,840
  March 5, 1996            2.56-5.75     18,000         180       93,750     -           -           -          -           93,930
  March 8, 1996            2.56-5.75     44,000         440      200,185     -           -           -          -          200,625
  March 12, 1996               2.560      2,500          25        6,375     -           -           -          -            6,400
  March 26, 1996               2.560     10,000         100       25,500     -           -           -          -           25,600
  March 27, 1996               2.560      2,500          25        6,375     -           -           -          -            6,400

 Warrants exercised:
  December 3, 1995             3.625     10,237         102       37,007     -           -           -          -           37,109

 Net (loss)                        -       -           -           -         -           -           -     (3,218,073)  (3,218,073)
                                     ----------    ---------  ----------    ---         ---       ------- -----------  -----------
Balance at March
 31, 1996                            22,687,136      226,871  67,355,135     -           -        (3,047) (22,283,824) $45,295,135
                                     ----------    ---------  ----------    ---         ---       ------- -----------  -----------

                   SOLV-EX CORPORATION AND SUBSIDIARIES
                     (Development Stage Enterprises)
            Consolidated Statements of Cash Flows (Unaudited)


               Nine months ended March 31, 1996 and 1995
              and Cumulative from July 2, 1980 (inception)



                                                                       NINE MONTHS ENDED
                                                                -----------------------------
                                                                            MARCH 31                   CUMULATIVE
                                                                -----------------------------       FROM JULY 2, 1980
                                                                     1996             1995             (INCEPTION)
                                                                -------------     -----------       -----------------
Cash flows from operating activities:
 Net loss                                                       $ (3,218,073)       (554,218)        $ (22,283,825)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
   Depreciation and amortization                                     145,928          90,553             1,265,989
   Write-off of mineral leases and other                                                                 1,505,541
   Gain on sale of equipment                                                          (1,249)              (15,078)
   Issuance of stock, warrants, and options for
    services performed                                               127,959          73,666             2,326,089
   Minority interest in loss of subsidiary                              -               -                 (113,920)
   Changes in certain assets and liabilities:
     Receivables and other assets                                   (401,172)         11,571              (480,032)
     Accounts payable and accrued expenses                           790,293          34,079             1,340,255
     Accrued deferred interest                                          -                -                 167,260
     Deferred compensation                                              -                -                 370,250
                                                                -------------      ----------          -----------
      Net cash provided by (used for) operating activities        (2,555,065)       (345,598)          (15,917,471)
                                                                -------------      ----------          -----------

Cash flows from investing activities:
 Proceeds from short-term investments                                   -                -               2,296,745
 Additions to property, plant and equipment                       (5,455,839)       (394,037)          (10,637,662)
 Proceeds from sale of equipment                                        -              1,249                15,078
 Expenditures for short-term investments                                -                -              (2,100,000)
 Cash acquired in excess of payment for the purchase
  of a majority interest in Can-Amera Oil Sands, Inc.                   -                -                  97,976
 Expenditures for Patents                                            (41,149)        (91,599)             (415,202)
 Expenditures for other                                                 -                -                 110,541
                                                                -------------      ----------          -----------
      Net cash (used for) investing
       activities                                                 (5,496,988)       (484,387)          (10,632,524)
                                                                -------------      ----------          -----------

Cash flows from financing activities:
 Proceeds from issuance of short and long-term debt                  165,938             -                 514,473
 Proceeds from loan from stockholder                               1,000,000             -               1,000,000
 Proceeds from issuance of common stock                           43,710,541       1,670,856            63,079,542
 Principal payments on short and long-term debt                     (511,823)         (7,928)             (767,031)
 Payment of costs associated with proposed financing                (120,249)            -                (248,291)
 Other                                                                   -               -                  18,375
                                                                -------------      ----------          -----------
      Net cash provided by financing activities                   44,244,407       1,662,928            63,597,068
                                                                -------------      ----------          -----------

Change in cash and cash equivalents                             $ 36,192,354         832,943          $ 37,047,073
                                                                -------------      ----------          -----------
                                                                -------------      ----------          -----------

                                                                                                       (continued)

                   SOLV-EX CORPORATION AND SUBSIDIARIES
                     (Development Stage Enterprises)
            Consolidated Statements of Cash Flows (Unaudited)


               Nine months ended March 31, 1996 and 1995
              and Cumulative from July 2, 1980 (inception)


                                                                        NINE MONTHS ENDED
                                                                -------------------------------
                                                                            MARCH 31                          CUMULATIVE
                                                                -------------------------------            FROM JULY 2, 1980
                                                                     1996                1995                 (INCEPTION)
                                                                ------------            -------            -----------------

Change in cash and cash equivalents                             $ 36,192,354             832,943              $ 37,047,073

Cash and cash equivalents at beginning of period                     854,719           1,453,156                    -
                                                                ------------           ---------              ------------

Cash and cash equivalents at end of period                      $ 37,047,073           2,286,099              $ 37,047,073
                                                                ------------           ---------              ------------
                                                                ------------           ---------              ------------

Supplemental disclosure of cash flow information:
 Interest paid (net of amount capitalized)                      $     34,270               6,455              $    243,996
                                                                ------------           ---------              ------------
                                                                ------------           ---------              ------------

 Noncash investing and financing activities:

 Issuance of stock for minerals lease                               -                       -                 $    281,000
                                                                ------------           ---------              ------------
                                                                ------------           ---------              ------------

 Acquisition of controlling interest in
  Can-Amera Oil Sands, Inc. for cash of $150,000 and 75,000
  shares of common stock valued at $122,250.  In conjunction with the acquisition, liabilities were assumed as follows:
   Fair value of assets acquired                                    -                      -                     1,659,211
   Cash and stock paid for capital stock                            -                      -                      (272,250)
   Minority interest                                                -                      -                      (113,920)
                                                                ------------           ---------              ------------
   Liabilities assumed                                              -                      -                  $  1,273,041
                                                                ------------           ---------              ------------
                                                                ------------           ---------              ------------

 Issuance of stock for deferred compensation                        -                      -                  $    271,250
                                                                ------------           ---------              ------------
                                                                ------------           ---------              ------------

 Issuance of subsidiary stock for redemption
  of Can-Amera notes                                                -                      -                  $  1,447,980
                                                                ------------           ---------              ------------
                                                                ------------           ---------              ------------






See accompanying notes to consolidated financial statements.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                         (Development Stage Enterprises)

                    Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)      BASIS OF NOTE PRESENTATION

The notes to the consolidated financial statements do not present all disclosures required under generally accepted accounting principles but instead, as permitted by Securities and Exchange Commission regulations, presume that users of the interim financial statements have read or have access to the June 30, 1995, audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

Subsequent to filing the 10-Q for the period ended December 31, 1994, the Company determined certain costs previously expensed as research and development were properly capitalized as construction in process, as reported at June 30, 1995. Other research and development expenditures continue to be expensed. As a result, quarterly information reported herein reflect these changes.

Stockholders' equity increased significantly subsequent to June 30, 1995, primarily due to the issuance of common stock through private placements. These private placements have provided over $43 million, which will be used to finance the construction of the Co-production plant on the Company's oil sands leases located near Fort McMurray, Alberta. In addition, funds received from the exercise of stock options and warrants have provided the Company with over $606,000, since the beginning of the fiscal year. The majority of the funds referred to above were received by the Company during March, 1996.

In December, 1995, the Company received a loan from a stockholder, in the amount of $1 million, to fund daily operations. Principal payments made by the Company on the loan during the quarter ended March 31, 1996, amounted to $504,272. Subsequent to March 31, 1996, the remaining balance of the loan and associated accrued interest, in the amount of $29,158, was paid to the stockholder.

Subsequent to March 31, 1996, the Company secured convertible debt financing of $33 million through clients of FIBA Nordic Securities (UK) Ltd. Repayment of the debt is due in three years and the principal amount is convertible into the Company's common stock, at a price of $32.50 per share. Interest accumulates at a rate of 12% per annum, and the first year's interest has been paid in advance, with interest for the second and third years to be paid quarterly if the loan has not been converted into common stock. The loan is secured by 1,016,000 shares of the Company's restricted common stock, which shall not bedeemed to be issued and outstanding unless there is a default under the loan or unless the loan is converted as described.


Management intends to pursue its prospects for additional financing in efforts to obtain the remaining funding for the oil sands plant, and to fund a separate alumina extraction facility. The oil sands plant, which will have a design capacity to produce 14,000 barrels per day of pipelinable crude oil, is estimated to cost $100 million before construction period interest, transaction costs and contingency. A separate alumina extraction facility, which will have a design capacity to recover 65,000 metric tons per year of alumina from clays associated with the Athabasca oil sands, is estimated to cost $35 million before additional costs associated with production of aluminum metal.

There can be no assurance that the Company will be able to obtain the additional required financing, however, and the consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result if the Company is unable to obtain additional funding or capital.


(2)       ADJUSTMENTS

The accompanying consolidated interim financial statements include all adjustments which are, in the opinion of management, necessary to fair presentation of the consolidated results of operations for the periods presented. All such adjustments are of a normal recurring nature.

(3)       DEPRECIATION, DEPLETION AND AMORTIZATION

Mineral leases are to be amortized, once recovery of minerals begin, using the units-of-production method based on estimates of recoverable reserves.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL
 RESOURCES

The Company's net working capital was $34,974,401 at March 31, 1996, compared to working capital of $369,289 at June 30, 1995, and $2,301,201 at March 31, 1995. Equity raised by the Company during the quarter ended March 31, 1996, is the primary factor resulting in the change in working capital of this magnitude. On January 23, 1996, the Company completed a $9 million private placement of 543,860 shares of common stock through FIBA Nordic Securities (UK) Ltd. On March 8, 1996, a second placement of 1,081,967 shares of common stock was placed through FIBA Nordic Securities, (UK) Ltd., raising $30.69 million of equity.

In December, 1995, the Company received a demand loan from its chairman in the amount of $1 million. This loan was necessary to meet the Company's immediate operating requirements and to provide for its financing and marketing efforts. Principal in the amount of $504,272 was paid during the quarter ended March 31, 1996, with the remaining balance and accrued interest paid to the chairman subsequent to March 31, 1996.

During the nine months ended March 31, 1996, the Company spent approximately $5.4 million on property, plant and equipment. Of that amount $3.6 million was spent on the site preparation, detailed engineering and procurement associated with construction of the oil sands plant and alumina extraction facility. An additional $1.3 million has been spent to acquire large equipment to be used in the construction and mining efforts in process on the Company's oil sands lease. The primary requirement for working capital is to fund the continuing construction of these facilities and the acquisitions of large equipment and processing equipment to be used in association with oil sands processing and minerals extraction.

Expenses of continued testing and product research at the Company's Albuquerque pilot plant and research facility totaled $811,954, for the quarter ended March 31, 1996. Research and development expenditures for the same period a year ago totaled $579,002, of which $517,354 was allocated to the Oil Sands Co-production Project and was paid for by United Tri-Star Resources Limited ("UTS") as hereinafter set forth.

The Company continues to accrue a receivable for 10% of construction in process costs of the oil sands plant from UTS, along with certain monthly operating expenditures. Payment by UTS for these expenditures allows UTS to maintain its 10% working interest in the development of the Company's co-production process and associated projects.

The increase in expenditures for the quarter ended March 31, 1996, compared to the same period of the prior year, reflects the additions to personnel and normal salary increases, increased production of investor information due to increased demand for information on the Company, as well as expenses incurred in connection with financing plans for the Company's projects. Expenditures associated with metals research continue to be incurred, with some work being processed through independent laboratories. On January 23, 1996, the Company successfully completed initial testing of its new aluminum reduction technology
in a prototype electrolytic cell.   On-going tests are planned to design and
construct a full scale electrolytic cell for manufacturing aluminum in conjunction with the Company's plans to produce alumina from oil sands tailings.

The Company recorded a net loss of $1,224,547 for the three months ended March 31, 1996, and a net loss of $3,218,073 for the nine months ended March 31, 1996. These compare to net loss of $251,652 and $554,218, respectively, for the same periods ended March 31, 1995. The 1996 net losses are substantially more than for the 1995 periods because the majority of funding provided by UTS for research and development on the Oil Sands Co-production Project was applied to capitalized expenditures at March 31, 1996. Funding received from UTS in the previous year had been applied against research and development expenditures. Revenues were generated from interest earned on cash balances. Interest income for the three months ended March 31, 1996 totaled $83,221 compared to $36,315 for the same period a year ago. This increase in interest income reflects the deposit of equity funding moneys into interest bearing accounts.

General and administrative expenses for the three and nine month periods ended March 31, 1996, were $495,814 and $1,220,678, respectively. These compare to $226,616 and $567,970 during the same period in 1995. The increase in general and administrative expenses reflects the addition of technical and financial personnel, increase in professional services associated with financing activities, and increased travel and investor relation expenditures. Included in general and administrative expenses are non-cash compensatory expenses of $82,112 and $127,959, for the three and nine month periods ended March 31, 1996, for performance of services compared to $12,999 and $73,666, for same periods in 1995. When the effects of the non-cash expenses are deducted, the net operating expenses for the quarter were $1,225,656 in 1996 and $275,265 in 1995.

Preliminary engineering for the plant and advance work on the site to allow construction to proceed in winter months has been completed. The current schedule anticipates commencement of construction in the second half of calendar year 1996 and a construction period of approximately one year in order to commence oil and mineral production. The schedule is considered aggressive and delays could adversely affect total capital costs. Accordingly, the Company will endeavor to arrange financing which accommodates delays or capital cost overruns.

Although there can be no assurance that necessary financing can be arranged or arranged upon acceptable terms and conditions, the results of feasibility analysis and discussions with the independent consultants reviewing the report provide the Company with confidence that appropriate financing will be obtained. The Company recognizes that the amount of capital required is quite large, particularly in comparison to projects the Company previously has undertaken, and that its lack of operating history could impair its ability to raise such capital.

Even without additional financing the Company believes it has adequate funds to cover on-going construction expenditures related to the Co-production facility, pilot plant expense and general and administrative expenses for at least the first half of calendar year 1996.

The Company believes the on-going work at its pilot plant has been successful and that the additional funds required for commercialization of its technology can be raised. Although there can also be no assurance that the Company will be able to obtain any additional interim funding for required working capital, the Company believes it will be able to do so through a combination of efforts or methods, including joint ventures, licensing agreements for the Company's technology, equity investors (public or private), venture capital groups, institutions, issuance of convertible or subordinated debt or a form of business combination. In this regard, the Company has never generated significant revenues from operations and cannot expect any significant revenue from operations until it has developed it's oil sand lease or until operations commence from a plant to recover metal products from oil sands tailings.

                           SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      SOLV-EX CORPORATION
                      (Registrant)


                     By   /s/ John S. Rendall
                        ------------------------------------------------
                        John S. Rendall, Chief Executive Officer



                     By   /s/ W. Jack Butler
                        -------------------------------------------------
                        W. Jack Butler, President and
                        Chief Financial Officer


DATE:     May 15, 1996