Form 10-K
period 1996-06-30
SOLV EX CORP
filed 1996-09-30
CIK 350305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year ended June 30, 1996
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
           For the transition period from               to

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 4, 1996, the aggregate value of the voting stock held by non-affiliates of the Registrant was approximately $210,000,000 based on the average of the high ($11.875) and low ($10.50) sales prices on that date as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

     The number of shares of the Registrant's common stock outstanding at September 4, 1996 was 22,886,202.

     No documents are incorporated herein by reference.

                               SOLV-EX CORPORATION

                                     PART I

     Unless otherwise indicated, "the Company", "Registrant" and "Solv-Ex" are used in this report to refer to the business of Solv-Ex Corporation and its consolidated subsidiaries.

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS.

- -SUMMARY

     Solv-Ex Corporation is a New Mexico corporation incorporated in 1980, which has concentrated its efforts in recent years towards the improvements of its existing, and development of new, technology to process and recover bitumen (heavy, low specific gravity, oil) and mineral products from oil sands. The Company's technologies, several of which are patented, have been tested at its Albuquerque Pilot Plant and Research Center with results which the Company believes are favorable. The technologies have not been demonstrated on a commercial basis. The Company has received no significant revenues from operations.

     The Company's principal assets are its technology (including the Pilot Plant and Research Center) and two oil sands leases in Canada. The Company's executive offices are located at 500 Marquette N.W., Suite 300, Albuquerque, New Mexico, 87102 and its telephone number at that address is (505) 243-7701.

     The Company was originally organized for the purpose of developing a process to extract bitumen from oil sands. Bitumen is a semi-solid hydrocarbon compound which can be converted through an upgrading process into crude oil (referred to herein as "pipelineable crude oil" or "PCO-Registered Trademark-") which meets specifications for being transported by pipeline into fungible markets for the oil. Through years of research and testing at its Research Center and Pilot Plant in Albuquerque, New Mexico, the Company has developed and continuously improved a patented process for bitumen extraction which it believes is commercially attractive at today's oil prices, particularly in view of stronger markets which have developed for heavier crude oils. It has also developed a patented process to extract marketable mineral products from the fine clays contained in oil sands or in waste tailings which exist as a result of oil sands processed by others.

     Historically, a significant part of expenses incurred by the Company to develop its technology have been classified as research and development for accounting purposes. Funds to perform such work have been raised through sales of Common Stock (in public and private offerings), as well as exercise of options, government grants and a joint venture. The Company's operations through 1995 had resulted in operating losses and its inability to obtain adequate funding to build an initial stage plant that would allow the Company to commence commercial production of bitumen. This had resulted in an Independent Auditors' Opinion indicating there was substantial doubt as to the ability of the Company to continue as a going concern. Principally as a result of the Company raising approximately $73,000,000 in debt and equity financing during the fiscal year ended June 30, 1996 which has provided adequate funding to both conduct normal operations and to begin construction of an initial stage plant that, once completed, would allow the Company to commence commercial production of bitumen, the Independent Auditors' Opinion for 1996 no longer has an explanatory paragraph for uncertainties concerning the Company's ability to continue as a going concern.

     During the last four fiscal years, Solv-Ex has made significant improvements in its extraction technologies for both bitumen and mineral products contained in the fine clays. These improvements have resulted from extensive pilot plant operations, together with extensive work with independent third parties, both as to technology and projected capital and operating costs for commercial plants using the technology. As hereinafter described, continued progress has enabled the Company to raise funds for such work on an on-going basis.

     During the year ended June 30, 1995, the Company completed a detailed feasibility study for development of and commercial operations on the Bitumount Lease, one of its two oil sands leases (see "BITUMOUNT LEASE" under Item 2. Properties). On the basis of this study, a decision was made to proceed with development of the Bitumount Lease and raise funds required for construction of an oil extraction and upgrading plant. During the fiscal year ending June 30, 1996, the Company raised approximately $43.8 million in equity investments from United States and European-based investors and an additional $33 million in convertible debt through European investors. In addition, the Company received $500,000 from United Tri-Star Resources Limited ("UTS"), which holds a 10% working interest in the Bitumount Lease, as an advance towards construction in process. At June 30, 1996, the Company had recorded approximately $23,756,000 as Construction in Process towards commercial operations and believes that the funds it has on hand (together with the 10% of costs to be paid by UTS) are sufficient to permit it to complete a facility (the "initial stage plant") which is expected to produce marketable bitumen at an initial rate of 100,000 barrels per month. Construction and commissioning of the plant is expected to be completed during the first quarter of calendar year 1997.

     The Company originally planned to begin oil production at a rate of 14,000 barrels per calendar day of a pipelineable crude oil upgraded from bitumen, to be followed by a minerals extraction plant about one year later. However, the initial stage plant will commence operations at the lower rate and initially will not have facilities to upgrade the bitumen to PCO-Registered Trademark-. See "BITUMOUNT PROJECT" AND "MARKETING AND FINANCE - OIL" under this Item 1 for a description of circumstances related to the change in plans for initial operations, as well as information with respect to the capital which will be required to achieve design capacity and minerals extraction capability.

     The Company believes that demonstration of operating cash flow from production and sale of bitumen, if reasonably in line with projections, should provide a basis for obtaining the additional funds necessary to expand the initial stage plant, to add the equipment necessary to upgrade the bitumen to pipelineable crude oil ("PCO-Registered Trademark-") and to add the minerals
extraction facility.   As described more fully below, because the Company's
bitumen extraction technology does not use solvents or other toxic reagents, the waste resulting from the bitumen extraction process can be used as clean backfill even though it is not processed for recovery of minerals and metals.

     The Company considers completion of the initial stage plant on the Bitumount Project as a matter of priority because the Company's oil sands lease for this project requires installation of productive capacity by December 14, 1997 in order to extend the lease into its third term without additional action by the Company or governmental approval (see "BITUMOUNT LEASE" under Item 2. Properties).

- -DESCRIPTION OF BUSINESS DEVELOPMENT

     Much of the Company's work during the mid-1980's was performed pursuant to a joint venture with Shell Canada Limited during 1987 and 1988, which successfully processed approximately 1,000 tons of oil sands for bitumen recovery using a solvent extraction process. The oil sands processed by the venture were mined from the Athabasca region of Northern Alberta in Canada, which is known to contain the world's largest deposits of oil sands. The venture was terminated in 1988 due to declining oil prices at the time, but it served to establish the technical feasibility of the Company's bitumen recovery process. Upon termination of the venture, the Company received a bonus of $250,000 for successful completion of the work. As hereinafter described, the Company has greatly simplified and achieved significant improvements in its process since termination of the Shell venture, the most notable of which has been elimination of solvent use in bitumen extraction.

     In 1988, the Company acquired the 100% working interest in its own oil sands lease (the "Bitumount Lease") from Can-Amera Oil Sands, Inc. ("Can-Amera"), a Canadian company organized in 1953 to develop oil sands deposits and which had held the lease since December, 1955. In connection with this transaction, Can-Amera will receive a royalty equal to C$.07 per barrel for oil production from the lease. (See Item 2. Properties, under the caption "BITUMOUNT LEASE"). The Bitumount Lease Property is known to contain substantial quantities of surface minable bitumen-bearing material and is currently the subject of the Company's efforts to develop its own commercial project.

     In December 1989, in a transaction independent from acquisition of the Bitumount Lease, the Company also acquired approximately 48.5% of the outstanding stock of Can-Amera and received an assignment of voting rights to an additional 22.5%. During the 1993 fiscal year, certain Corporate Notes issued by Can-Amera in 1955 were redeemed with Can-Amera Common Stock, which diluted the Company's control to approximately 60.5%. The remaining 39.5% of the outstanding stock of Can-Amera not controlled by the Company is held by approximately 600 other shareholders.

     As of July 1, 1994, the Company entered into an agreement with United Tri-Star Resources Limited ("UTS"), a Canadian oil and gas company headquartered in Toronto, Ontario, the stock of which is listed on the Toronto Stock Exchange.
As more fully described in this Item 1 under the caption "BITUMOUNT PROJECT," UTS provided the Company with C$3 million towards completion of a feasibility report for development of the Bitumount Lease and certain pre-construction activities in connection therewith. Pursuant to the agreement, UTS also acquired an undivided 10% working interest in the Bitumount Lease and has the option to acquire 10% of any working interest acquired by Solv-Ex (on the same terms and conditions as Solv-Ex) in other projects for oil sands development in the Athabasca Region using the Solv-Ex technology. The Company is in the process of finalizing a limited partnership agreement with UTS pursuant to which UTS will pay its 10% share of project costs (in addition to amounts paid in 1995), $500,000 of which has already been paid by UTS pursuant to an informal understanding pending completion of financing arrangements for the project.
(See "MARKETING AND FINANCE - OIL" and "BITUMOUNT PROJECT" under this Item 1.)

     In July 1995, Solv-Ex acquired a second oil sands lease (adjacent to and much larger than the Bitumount Lease) from Petro-Canada. (See Item 2. Properties, under the caption "FORT HILLS LEASE"). Pursuant to the above described UTS Agreement, UTS acquired an undivided 10% working interest in the Petro-Canada Lease by paying 10% of the acquisition cost.

     During the last four fiscal years, the Company modified its Albuquerque Pilot Plant to incorporate the latest improvements in its bitumen extraction process and to add process equipment required for production of minerals from the fine clays associated with oil sands, including oil sands waste tailings. During this period, extensive pilot work was conducted on a continuing basis to demonstrate both bitumen extraction and production of minerals from oil sands and tailings. More than 100 tons of tailings and 300 tons of oil sands crude ore were processed under the program, all of which were obtained from the Athabasca region of Northern Alberta. The initial phase of the program regarding minerals extraction was conducted with the assistance of the Alberta Oil Sands Technology and Research Authority ("AOSTRA"), which committed to provide $300,000 for the program pursuant to an agreement entered into in November 1992. AOSTRA is a Crown corporation (owned by the Province of Alberta) and can recover a maximum of three times the amount of its contribution from certain defined future commercial operations which use the technology.

     There are currently two major operations in Northern Alberta which produce synthetic crude oil from the oil sands. These operations have generated vast amounts of residues (or "tailings"), which are known to contain significant quantities of various minerals and metals, primarily aluminum, titanium, potassium and iron. However, the tailings from these operations are currently being contained in large, deep ponds which many observers believe represent an environmental problem. Following the joint venture with Shell, the Company undertook a substantial research and test program for commercial recovery of minerals and metals from the fine clays contained in both oil sands and tailings in an effort to improve the overall economics of production operations. As a result of such efforts, the Company has also developed patented process technology which it believes can be used in commercial operations for recovery of minerals and metals, either from tailings generated by others or from primary production of bitumen from oil sands. The products will be initially extracted as metallic sulfates, which can easily be processed into either an intermediate mineral compound or elemental metal, depending upon the market into which such products will be sold.

     In September, 1994 the Company entered into an agreement with one of the two major Athabasca operators, Suncor Inc. ("Suncor"). Under this agreement, Suncor granted the Company access to its tailings for the purpose of constructing and operating a plant adjacent to the tailings to demonstrate use of the Company's patented technology to process tailings for recovery of mineral and metal products. In the Spring of 1996, however, the Company decided to undertake development of its technology for recovery of metals and minerals from fine clays associated with oil sands from the Bitumount Lease as a more efficient means of commercializing the technology in connection with planned oil extraction on the lease. Following this decision and discussions with Suncor, the agreement was terminated in August, 1996. The Company has had further discussions with Suncor and believes that it will be allowed access to tailings for processing when appropriate. Because the minerals extraction plant will be located on the Bitumount Lease, however, it will be necessary to truck tailings from the existing ponds to the completed minerals extraction plant in order to commercially prove the technology as applicable to tailings. The minerals/metals extraction facility, when completed on the Bitumount Lease, would only process these tailings to demonstrate the technology, however, and both a new agreement with Suncor and a new minerals/metals plant at a location closer to the tailings would be required for a commercial operation to process tailings.

     Work is continuing at the Company's pilot plant for the purposes of (i) testing further improvements or changes made from time to time in the Company's processes; (ii) producing minerals in bulk quantities in connection with marketing activities; and (iii) additional testing of the Company's patented process and design for a new electrolytic cell to produce aluminum metal from alumina contained in the Athabasca fine clays.

     Solv-Ex has recently incorporated Solv-Ex Canada Limited in Alberta, Canada, which is a wholly owned subsidiary expected to be the operating entity for Canadian operations.

     Duo-Ex Corporation ("Duo-Ex"), a wholly owned subsidiary of the Company and its wholly owned subsidiary, Shale Research, Inc. ("Shale"), were incorporated in 1981 and 1988, respectively. These subsidiaries had been involved in the development of processes to extract hydrocarbons from oil shale. Duo-Ex and Shale have both been inactive corporations since the fiscal year ended June 30, 1987 because these operations were transferred to the Company. Neither Duo-Ex nor Shale has any assets, liabilities, or operations.

     In 1993, the Company formed Applied Remedial Technologies, Inc. (doing business as Applied Remediation Technologies or "ART") as another wholly owned subsidiary which employs most of the personnel at the pilot plant.

     During the fiscal year ended June 30, 1996, neither the Company nor any of its subsidiaries has been involved in any bankruptcy, receivership, merger or consolidation; has acquired or disposed of any material amount of assets otherwise than in the ordinary course of business; nor experienced any material change in its mode of conducting business.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     Not applicable inasmuch as the Company is engaged in business in a single industry segment.

NARRATIVE DESCRIPTION OF BUSINESS.

     -PROCESS DESCRIPTION AND COMMERCIAL DEVELOPMENT

     The Company has developed a bitumen extraction process that combines continuous extraction and hot water treatment of oil sands without conventional air flotation and without use of caustic soda. Initially, the oil sands are mined using conventional open pit methods and transported to the plant. The oil sands are then crushed and conditioned with hot water and steam in a manner which allows for easy removal and stockpiling of rocks and other oversize materials using standard mechanical equipment for eventual return to mined out areas of the pit as backfill. The remaining material consists of water, bitumen, fine clays and coarse sand, which is fed to conventional equipment for mechanical separation without significant agitation. Pilot work has clearly established that under these conditions, the "thermal shock" causes the bitumen to readily separate from the fine clays and coarse sand, where it readily

"floats" on the surface of a standard thickener tank without addition of air.
 The fine clay and clean coarse sand are easily separated through conventional hydraulic vessels which have been commonly used for many years to make similar separations in the sand, gravel and clay industries.

     The Company's process as initially developed utilized a solvent to assist in stripping the bitumen from the fine clays. However, results of extensive pilot work performed during the last two years has established that use of solvent is not necessary, which results in major reductions of capital and operating costs in comparison to the earlier solvent process.

     Once the bitumen is removed from the oil sands, it can be upgraded to produce a marketable and pipelineable crude oil using one of several alternative upgrading processes. Initially the Company plans to sell the bitumen into established markets. Although this will result in a lower price per barrel than would be received for an upgraded product, the cost of production without the upgrader is also lower. Historically, it is difficult to establish a dependable correlation between the price which could be received for bitumen (a very heavy crude) or intermediate Canadian heavy oil as compared to the price for light, sweet crude oils. In recent years, however, the differentials between the market prices for heavier crudes and light, sweet crude have narrowed because of fundamental changes in supply and demand patterns as well as the ability of refineries to efficiently process heavier, sour crudes.

     The Company believes that production and sale of bitumen from the initial stage plant will generate positive operating cash flow. When cash flow or third party financing allows, the Company plans to add an upgrading facility (a commercially-available visbreaker) to the initial stage plant and accomplish upgrading to PCO-Registered Trademark- at the plant site. In order for the Company to do so, substantial amounts of additional funding (as hereinafter described) will be required, and there can be no assurance that the Company will be able to obtain the required funds. However, the Company believes that demonstration of the bitumen extraction technology in the initial stage plant, together with operating cash flow therefrom, will greatly facilitate availability of additional capital required. (See "MARKETING AND FINANCE - OIL" and "BITUMOUNT PROJECT" under this Item 1. for a more complete discussion of these factors.)

     The clay fines, which have been stripped of remaining soluble bitumen, can then be further processed to recover contained metals or minerals using sulfuric acid agglomeration followed by leaching and precipitation or crystallization of minerals contained in leach solutions. Most process water will be continuously recirculated in a closed circuit, which significantly reduces loss (and waste) of heat and eliminates the need for conventional tailings ponds. Based upon tests conducted at the Albuquerque pilot plant, the processed fine clays should be environmentally suitable for stockpiling and return to the open pit as backfill. Any water which is discharged will be of suitable environmental quality for discharge into natural watercourses. Even without further processing, the clay fines can be used as backfill.

     -BITUMOUNT PROJECT

     Solv-Ex believes that its work at the Albuquerque Pilot Plant and through independent third party laboratories and pilot facilities has demonstrated the Company's technology for co-production of oil and minerals from oil sands crude ore and fine clays also associated with the oil sands. With respect to oil production, significant technological improvements have been made and incorporated into the materials handling, sand separation, bitumen extraction and PCO-Registered Trademark- upgrading components of the production facility. Completion and operation of the initial stage plant will determine the actual capabilities of the Company's bitumen extraction process and technology, as well actual production costs achieved through the technology.

     The oil sands plant being constructed at the Bitumount Lease at the present time is designed to recover 14,000 barrels of bitumen per calendar day using four production modules. However, because of financial constraints which impaired the Company's ability to complete total financing for the plant (originally estimated at $125 million), the plant is now scheduled to begin operations in the first quarter of calendar year 1997 at a rate of about 100,000 barrels of bitumen per month using a single production module followed shortly thereafter by a second module which has already been ordered. See "MARKETING AND FINANCE - OIL" under this Item 1 for a description of circumstances related to the change in plans for initial operations.) As cash flow or additional financing allows, the capacity of the initial stage plant will be expanded by installing and commissioning the additional production modules to reach design capacity. To the extent cash flow or third party financing is available, the initial stage plant will be further expanded to add the facility to upgrade the bitumen to pipelineable crude oil and to recover minerals and metals from the clay fines.

     Previous work by the Company has also established that the sand and fine clays associated with the Bitumount Lease oil contain precious minerals. As production operations proceed, a thorough assessment will be made as to the quantities of precious metals contained in the sand and clay obtained through initial bitumen production and whether or not they exist in sufficient quantities to warrant commercial recovery. With respect to the precious metals, should they be found to exist in commercially recoverable quantities, the Company does not believe it will be necessary to conduct a complete drilling program for the purpose of establishing a commercially minable reserve in accordance with industry standards. Since these metals will not be the primary focus of the initial development program, a relatively minor amount of development drilling, coupled with pre-production and blast hole drilling in the pit, should provide the Company with sufficient advance information in order to plan for recovery of these metals in any areas of the oil sands deposit where they are found to exist in commercial quantities.

     As described above, the Company entered into an agreement as of July 1, 1994, with UTS pursuant to which UTS contributed C$3 million towards the cost of completing a feasibility report for development of the Bitumount Lease and certain pre-construction activities in connection therewith. Pursuant to the agreement, UTS also acquired an undivided 10% working interest in the Bitumount Lease and has the option to acquire 10% of any working interest acquired by Solv-Ex (on the same terms and conditions as Solv-Ex) in other projects for oil sands development in the Athabasca Region using the Solv-Ex technology, including the project for tailings processing. At present, UTS is a co-tenant in the Bitumount Lease. UTS has advised the Company that it is fully prepared to fund its 10% share of project costs (some of which has already been funded by UTS), and the Company and UTS are in the final stages of completing a limited partnership agreement pursuant to which the balance of such contributions will be made. The partnership, which will hold the 100% working interest in the lease, will be owned 90% by Solv-Ex and 10% by UTS.

     As a part of work performed under the UTS agreement, more than 200 tons of newly mined oil sands from the Bitumount Lease were transported to the Company's Albuquerque Pilot Plant for processing in order to develop additional design data for the planned plant and to further demonstrate the process for recovery of bitumen and co-production of minerals from the clay fines following removal of rocks and clean sand.

     As previously described, the initial feasibility study prepared by the Company and UTS relates to a plant designed to produce more than 14,000 barrels per calendar day (approximately 5.1 million barrels per year) of a medium weight crude oil (16.5oAPI) which, with minor blending with lighter weight diluent, will meet specifications for pipeline transportation. However, additional bitumen testing and research conducted in July and August, 1996 at independent third party pilot facilities has established that a somewhat lighter marketable oil can be produced with relatively minor additions to the visbreaker as originally designed and it is now planned to incorporate these additions into the upgrader when added to the plant. These additions would also increase the yield of PCO-Registered Trademark- from bitumen to about 15,000 barrels per day.

     Although the 15,000 barrel per day PCO-Registered Trademark- plant is still the Company's objective, Solv-Ex believes that building and commissioning the bitumen-only plant using a single production module initially will demonstrate the extraction technology in the field and facilitate the financial ability to expand the plant to achieve the stated goal and, perhaps, accelerate the
technical and financial ability to further expand operations.   See "MARKETING
AND FINANCE - OIL" under this Item 1 for a discussion of marketing arrangements contemplated by the Company with respect to anticipated oil production.

     The estimated capital cost of the initial stage plant operating at the rate of 100,000 barrels per month of bitumen is approximately $70 million, 90% of which will be supplied by the Company with the remaining 10% being supplied by UTS. At June 30, 1996, approximately $23,756,000 had been spent for construction and related activities. After completion of the initial stage bitumen extraction plant, the Company estimates that it will cost an additional $65 million to reach design capacity and to add the upgrading facility and utilities necessary to produce PCO-Registered Trademark- at the rate of 14-15,000 barrels per day. Thereafter, the estimated amount of additional capital required to complete the minerals extraction facility is approximately $35 million, depending upon the slate of initial products. (See "MARKETING AND FINANCE - MINERALS" and "RESEARCH AND DEVELOPMENT" under this Item 1.) The oil extraction plant is being constructed in a modular form, to facilitate expansion when financing is available. If third party financing is not available, the Company will depend upon operating cash flow from the sale of the bitumen in order to expand the plant and achieve production of PCO-Registered Trademark-. In addition to the ability of the Company's extraction process to perform in line with expectations for productive capacity, product quality and operating costs, the market price for oil products on a world-wide basis (as well as for bitumen on a localized basis) will also have a significant impact on operating cash flow. Accordingly, there can be no assurance that operating cash flow will be sufficient to permit expansion even if the process performs as expected.

     The original feasibility study prepared as a part of the UTS work program, including estimates of capital and operating costs, market analysis and product marketing, was reviewed in a report prepared by The Pace Consultants (the "Pace Report"), a member of the Jacobs Engineering Group. The report has been of considerable assistance to the Company in obtaining financing during the fiscal year ended June 30, 1996, which the Company believes allow it to construct and commence operations of the initial bitumen extraction plant. All tests which the Company has completed indicate that the bitumen extraction technology will result in the production of bitumen which is marketable and which can be sold at a profit. Since the technology has not been tested on a commercial scale, there can be no assurance that the bitumen extraction plant will perform as anticipated, will be completed on schedule or that it will not require modifications to achieve anticipated performance.

     With respect to the Bitumount Lease, it should also be noted that under the terms of the existing Lease, productive capacity must be installed prior to December 15, 1997 in order to renew the Lease under existing terms. Regulations of the Alberta Ministry of Energy also provide for lease renewal without production but the Company does not anticipate that it will be necessary to extend the lease under these provisions. (See Item 2. Properties, under the caption "BITUMOUNT LEASE" regarding renewal of the Lease without installed productive capacity).

     The Company received formal approval of its plans to proceed with construction of the bitumen extraction plant, PCO-Registered Trademark-upgrading facility, and minerals extraction facility from the Energy and Utilities Board, under the Alberta Ministry of Energy in December 1995. As part of the permitting process, the Company prepared an environmental impact assessment required under the Alberta Environmental Protection and Enhancement Act, and conducted an extensive program of community consultation with environmental groups and other interested parties in the Fort McMurray, Alberta, area.

     Solv-Ex management is aware of the importance which will be attached to the operating results from the initial stage plant for bitumen extraction, including results as to technological performance, product quality and cash operating costs, and has based its projections upon the latest information available to the Company.

     As in the case of any new operation, particularly one in which a new or second generation technology is involved, the degree of success will be measured against actual operating results and will probably be affected by factors which have not been considered by or known to the Company. However, the Company has a very large resource base and believes that sufficient work has been performed to justify its projections and its confidence that the bitumen and mineral extraction processes will perform in line with expectations. While there can be no assurance that this will be the case or that product markets will not change in a manner which adversely affects the ability to generate operating earnings, it is the intent of Solv-Ex to prove its technology through operation in a manner which: (i) will facilitate obtaining additional capital required for expansion; and (ii) expand its operations to the optimum productive capability of its resource base to the extent permitted by available capital and markets for its products.

     The Company plans to take an aggressive approach in applying for governmental approvals to expanded operations for both oil and minerals as soon as it has been able to demonstrate the commercial success of each phase of its technology. Among other things, the Company believes that this is particularly important in the case of successful bitumen extraction and production of PCO-Registered Trademark-, which would economically justify third party construction of additional pipeline capacity into the area, eliminate the requirement for initial transportation of production by truck into the market and increase the cash flow for pipelineable oil by as much as $2 per barrel. While there can be no assurance that the Company will be able to accomplish these objectives, management believes that it is important to emphasize the importance of being able to achieve success through initial operations and the impact which initial operations, if successful, will have on the Company's ability to develop a multi-billion barrel oil resource base with co-production of minerals and metals on a world-class scale.

     -COMMERCIAL PROCESSING OF TAILINGS

     The two large-scale existing extraction facilities in operation in the Athabasca region of Alberta both use a hot water process to extract the oil (bitumen) from the oil sands. These operations generate massive quantities of waste known as "fine tails", which are pumped into large tailings ponds. As discussed above under the caption "General Development of Business," the Company previously processed more than 100 tons of such material at its Pilot Plant for the purpose of demonstrating the technical and economic feasibility of producing minerals therefrom. Equally as important, however, the Company also believes that the pilot work demonstrated that its process will separate and detoxify the emulsified water contained in the tailings (about 60-80% by weight) and that the final clean residue following processing will be environmentally inert in terms of water soluble minerals and thereby suitable for return to the operators' open pit mines as clean backfill.

     As hereinbefore mentioned, the test work conducted by the Company has established that after remaining soluble bitumen has been stripped from the tailings, contained minerals (primarily alumina, with by-product sulfates) can be readily extracted using agglomeration with high strength sulfuric acid followed by leaching. Once the minerals are thus in solution, recovery in marketable form can be accomplished by a combination of proprietary and conventional techniques using equipment which has been commercially proven in other applications.

     The Company believes that its mineral extraction technology can be of significant value in detoxifying extensive, existing tailings ponds in the Athabasca region at the two existing facilities. Although previously the Company had entered into an agreement with one of the two oil sands operators in the Athabasca region for access to the tailings to construct and operate a demonstration plant utilizing the Company's mineral extraction technology, that contract has been terminated. The Company's intent now is eventually to construct a minerals extraction facility at the initial stage plant currently under construction, and to use that facility both for extraction of minerals from the Company's bitumen ore as well as to detoxify tailings moved to the plant by pipeline or truck. The purpose will be to demonstrate on a commercial scale the economic and technical feasibility of using the Company's process to recover the metal products in marketable quantities while concurrently detoxifying contained water and producing a final residue which is environmentally suitable for use as backfill in mined out pits or natural depressions. The Company has no agreement with either operator in the Athabasca region for the supply of tailings, but the Company believes that it will be able to obtain tailings when appropriate. The economic viability of the minerals extraction facility is not dependent on the processing of any tailings, however. Rather, if the minerals extraction facility is able to process and detoxify the tailings as Pilot Plant tests indicate, it will provide a means to detoxify the huge existing tailings ponds on a commercial and potentially economic scale. (See "MARKETING AND FINANCE - MINERALS" and "RESEARCH AND DEVELOPMENT" under this Item 1.)

     - MARKETING AND FINANCE - OIL

     On June 20, 1995, Solv-Ex entered into a letter agreement with Calgary based Gibson Petroleum Ltd. ("Gibson") for marketing upgraded crude oil to be produced from the Bitumount Lease. Gibson currently handles more than 300,000 barrels of oil per day through its two pipelines, nine terminals and a transportation fleet which will move Solv-Ex production to market until new pipeline capacity is available. Through its major terminal facilities at

Edmonton and Hardisty, Gibson already markets and provides market access for heavy crude oil to eastern Canada and the mid-western U.S. through the InterProvincial Pipeline ("IPL") and to the west coast through the Transmountain Pipeline.

     Gibson is also the operator for an underground facility near Fort McMurray, Alberta, which produces bitumen at a reported rate of about 2,400 barrels per day and has the demonstrated capability to market the bitumen which will be produced from the initial-stage plant. While the Company has not yet entered into a separate letter agreement or definitive agreement with Gibson for the marketing of bitumen, the Company has on-going discussions with Gibson on this point and is confident that it will be able to enter into an agreement when appropriate.

     The Company anticipates that Gibson will be acting as the oil marketing arm for the project (including bitumen) with the objective of obtaining the highest price available at the plant gate (referred to as the "Netback Price"). This entails handling all transportation, logistics, diluent procurement/blending and market analysis of the best available stream into which the bitumen and the PCO-Registered Trademark- will be delivered. Based on the information available to the Company, projected direct operating costs (excluding interest expense, depreciation, amortization, taxes and royalties) for the production of bitumen from the Company's initial-stage plant are in the range of $5.50 per barrel, with the expectation that such costs will drop below $5 per barrel by reason of economies of scale as production is increased. When the plant reaches full capacity with the installed PCO-Registered Trademark- upgrading facility, the Company anticipates that the operating costs will be less than $6 per barrel of PCO-Registered Trademark-. In this regard, the largest component of direct operating costs is the cost of mining oil sands ore, overburden and interburden. On the basis of construction work performed to date at the Bitumount Project, the Company believes that these costs will be approximately $3 per barrel produced if the extraction process performs as expected.

     Under present market conditions for bitumen, if the first stage plant were now in operation the Netback Price which the Company would receive for bitumen would be more than $13 per barrel, which to a large degree reflects the recent strength in the world oil market. There can be no assurance that the market for bitumen will not weaken and many observers expect to see lower overall oil prices in the relatively near future. However, if the first stage plant performs as expected, the Company believes it will be able to maintain operating cash flow even if the price of bitumen drops significantly.

     At such time as the Company is able to add upgrading facilities and produce PCO-Registered Trademark-, it is expected that the market price for the Company's product will be more closely aligned with the market price for West Texas Intermediate ("WTI") oil, an industry benchmark for light, sweet crude oil. In this regard, medium weight Canadian crude oils similar to the planned PCO-Registered Trademark- product can be expected to sell at a discount of $3-5 per barrel from the WTI price, which would yield a Netback Price equal to WTI minus $7-10 per barrel after taking into account the cost of transportation by truck, blending and diluent costs, terminal charges and miscellaneous marketing expenses. During the last year, the WTI price has been within a range of approximately $17-25 per barrel, although there can be no assurance that these prices are indicative of future prices. The market price for bitumen cannot be as closely correlated to the WTI price; however, the Company does not envision that the price for bitumen would in any event be less than 50% of the WTI price.

     Bitumen is a very heavy oil (7-8oAPI) that can be blended for pipeline delivery to refineries. Based on tests performed by the Company through an independent laboratory and the Company's Pilot Plant, the Company believes that it will be able to consistently produce bitumen which meets market specifications.

     When the PCO-Registered Trademark- upgrading facility has been installed, the Company expects to be able to upgrade the bitumen to pipelineable crude oil (PCO-Registered Trademark-) using a process involving a visbreaker. A visbreaker is a piece of equipment used in refineries throughout the world to reduce the viscosity of heavy oil through application of pressure and heat in a vessel. The Company's visbreaker design requires more than 6,000 barrels per day of production to feed the visbreaker during commissioning. The visbreaker technology currently in use by other companies, with certain modifications or additions as tested by Solv-Ex at pilot plants operated by independent third parties, is expected to produce a uniform and stable PCO-Registered Trademark-and can process bitumen containing more than .5% solids.

     In its effort to arrange project financing, Solv-Ex and UTS retained Charter Oak Capital (and its Canadian associate Glenpower Investments, Inc., collectively "Charter Oak") in May, 1995, as their placement agent to complete project financing. Charter Oak was paid an initial placement fee of $50,000 and, at closing of any financing arranged by it, will receive further fees equal to 1.75% of funds raised in project debt or equity (.5% for funds sourced by Solv-Ex or UTS) but in no event less than $1,750,000. Charter Oak is also reimbursed on a current basis for reasonable out of pocket expenses. The Company has paid Charter Oak no additional fees to date. At the present time, the efforts of Charter Oak are limited in nature because the Company believes it has sufficient funds to complete the initial stage bitumen plant and because of the events described below. Funds raised to date by the Company are not characterized as project financing as contemplated by the agreement with Charter Oak.

     During the fiscal year ended June 30, 1996, primarily starting in February but continuing to date, the Company has been the subject of numerous reports in the media which have questioned the ability of the Solv-Ex technology to perform as projected by the Company. In addition, numerous media reports have been issued regarding an investigation being conducted by the Securities and Exchange Commission into trading of Solv-Ex Common Stock, as well as reported investigations by the Federal Bureau of Investigation and a Los Angeles grand jury into such trading activities. More recently, there has been an extensive series of publications in Europe concerning allegedly improper investment activities of a suspended (and now terminated) fund manager for a major institution involved in raising capital for Solv-Ex during the period January-April, 1996.

     The management of Solv-Ex is not aware of any investigation being conducted by governmental authorities which is targeted towards allegations of any improper activities conducted by the Company, its officers, directors and employees in connection with trading in its Common Stock or the transactions pursuant to which capital was raised as previously described. The Company has pledged its full cooperation to governmental regulatory authorities in any investigations which are being or may be conducted into such trading activities or transactions. Moreover, the Company does not believe that any of the media reports questioning the viability or efficacy of the technology are based upon any in-depth knowledge of or research into the technology, including access to confidential or proprietary information concerning operation of the Albuquerque pilot plant, which is only made available to persons who have executed confidentiality agreements with the Company. (See Item 3, Legal Proceedings, for a description of certain actions taken by Solv-Ex with respect to improper use of certain confidential information which was provided to third parties and trading in its Common Stock.)

     Solv-Ex believes that such publicity has had a significant negative impact on its ability to complete financing for its total capital requirements, including the efforts by Charter Oak to consummate project debt, because of: the extreme volatility in the price of its Common Stock since January, 1996; inferences drawn from media reports to the effect that the Company was involved in improper activities; concerns by prospective lenders that the technology may involve a higher degree of risk than was originally perceived; and the extensive and wide-spread coverage of negative publicity towards the Company which has not abated.

     Solv-Ex further believes that questions regarding the ability of the technology to perform and achieve positive operating cash flow will be addressed and answered through operation of the initial stage oil (bitumen) facility. Similarly, although not within the same degree of control by the Company, Solv-Ex intends to vigorously pursue the litigation it has initiated (and cooperate fully with regulatory authorities) in an effort to ascertain the full extent of the motives and methods underlying the negative publicity and its impact in the marketplace.

     -MARKETING AND FINANCE - MINERALS AND ALUMINUM

     The discussion set forth under this caption with respect to marketing is applicable to the Company's plans to produce minerals through processing of tailings or through co-production of minerals from the fine clays contained in its own oil sands leases. As noted above, the Company anticipates that it will first co-produce minerals from the fine clays contained in its own oil sands leases. The Company does not currently have any agreement with any other entity to process any tailings.

     Work performed by the Company at its Albuquerque Research Center and Pilot Plant has resulted in production of alumina which meets specifications for metallurgical grade alumina (the feed in aluminum smelters to produce aluminum metal) using a sulfuric acid leach process to recover the alumina from the fine clays and achieve or exceed required product specifications through established crystallization and calcining processes. Evaluation of the Company's process by both independent consultants and sources within the alumina/aluminum industry has confirmed the ability to achieve these results within projected operating costs. However, the Company presently believes that there are opportunities to market intermediate products produced in its process which are economically more attractive than producing alumina for third party smelters and does not presently intend to market alumina to smelters.

     The Company has also designed and tested an electrolytic cell which will be used for the production of aluminum metal from the alumina expected to be produced in the minerals extraction facility. Based on the initial tests of the electrolytic cell, it appears that it will permit the production of aluminum in a manner that consumes less electrical power and with lower capital costs than conventional aluminum smelters. See also "RESEARCH AND DEVELOPMENT", below.
The Company has received a United States Patent on the new technology used in the electrolytic cell, as well as a patent for the process which produces the unique grade of alumina used in the Solv-Ex electrolytic cell. In this regard, the alumina is by this particular process is extremely fine and significantly more soluble in a molten bath of electrolyte than alumina produced conventionally. See "PATENTS", below.

     Testing to date on the unique grade of alumina also indicates that it may be suitable for the catalyst market, which represents a very high value added product in comparison to metallurgical grade alumina. See also "RESEARCH AND DEVELOPMENT", below.

     An important step in the Company's sulfuric acid leach process is the ability to solubilize minerals in the leach solutions ("leach liquors") in the form of metallic sulfates. These sulfates, primarily aluminum sulfate and the double salt of potassium-aluminum sulfate, are easily recovered through crystallization and represent intermediate products in the overall process to produce metallurgical grade alumina. The Company's process is not limited to the fine clays recovered through bitumen extraction and has also been successfully tested on the fine clays contained in oil sands overburden and interburden (between "pay zones" of oil sands horizons. Accordingly, production of minerals and metals can be expanded considerably beyond the scope of initial bitumen or expanded production of PCO-Registered Trademark- when the processes have been commercially proven in the field.

     Testing and product research has been very encouraging towards being able to sell these intermediate products into established markets for industrial minerals. Work to date indicates that certain of these products appear to be attractive as a replacement or substitute for higher priced products currently being used. Although the ultimate objective of the Company is large-scale production of metallurgical alumina as hereinafter discussed, the Company's initial strategy is to penetrate established markets for the intermediate products in order to develop operating cash flow during the period in which markets are fully developed for metallurgical grade alumina and other potential products. Although market penetration cannot be assured for the intermediate products, negotiations are being conducted with both end users and existing suppliers of such products, and the Company is optimistic that satisfactory marketing arrangements can be concluded before production begins. See also "RESEARCH AND DEVELOPMENT", below for a discussion of a synthetic mineral which Solv-Ex has produced at the pilot plant and which appears to have physical characteristics rendering it highly suitable for use as a filler in the paper, paint and plastics industries.

     The Company is also investigating potential markets for the leached clays (otherwise a final residue or waste), which with minor additional treatment has physical properties which appear to qualify the material as another marketable "synthetic mineral" having a variety of potential uses.

     Solv-Ex has worked with ITC Corporation, Baltimore, Maryland, and other industry experts with the objective of expanding the scope of minerals to be marketed beyond metallurgical grade alumina, particularly in the area of industrial and synthetic minerals. ITC is a privately owned specialty and industrial mineral technical sales and export distribution company with a presence in Asia, North America, Europe and Latin America. However, the Company's recent research and marketing efforts have been directed towards minerals not covered by its arrangements with ITC and the future marketing relationship will be relative to certain non-metallurgical grades of alumina, titanium dioxide, clay-derived minerals and ferrous sulfate and will be contingent upon the ability of the Company to produce such products. ITC will not be engaged to market the Company's any metallurgical grade or catalytic alumina produced.

     Penetration of industrial mineral markets cannot be assured and the Company recognizes that market penetration is universally regarded as difficult for a new producer, irrespective of product quality. Oftentimes, attempted market entry encounters significant price reductions by existing producers in an effort to maintain market share. Nevertheless, the Company is encouraged by test results and marketing discussions to date and, assuming product quality is established, believes that its ability to produce industrial minerals as low-cost by-products should greatly enhance its competitive position as a producer and marketer.

     As discussed above, the Company believes it has the capability to become a producer of metallurgical alumina in an industry which has utilized the basic Bayer process to produce alumina for more than 100 years. Although sale of industrial minerals can provide revenue enhancement and operating cash flow for the initial plant to process tailings, markets for some of these products are limited in comparison to the quantities which would be generated by large-scale tailings processing or expanded operations on the Company's oil sands leases. Accordingly, the Company plans to phase-in production of alumina at its initial plant in order to (i) establish product characteristics and quality on a consistent basis for the alumina catalyst market and (ii) focus upon production of low cost aluminum metal from such alumina using the Company's new electrolytic reduction cell. See "RESEARCH AND DEVELOPMENT", below for a discussion of the new electrolytic cell.

     The primary reasons why intermediate products and alumina can be produced inexpensively from fine clays associated with the Athabasca oil sands include:
(i) no additional cost is incurred in mining the material; (ii) the fine clays are recovered in the proper particle size for processing without the need for costly crushing and grinding; and (iii) testing has established that the fine clays are very amenable to sulfuric acid leach without any pre-treatment unlike fine clays common to many other geographical regions.

     The projected operating costs per ton of alumina using the Company's process is substantially below the cost of any known producer using the conventional Bayer process to produce alumina from bauxite and is well below the lowest quoted market price for alumina in recent years. Although the Company's initial work produced alumina quite similar to Bayer-produced alumina, the work performed to produce the intermediate synthetic products also resulted in a somewhat different alumina which is very fine, highly porous, highly soluble in molten electrolyte at low temperature (750 DEG C) and ideally suited for use in the new Solv-Ex electrolytic cell. Although Solv-Ex can still produce the more conventional alumina, the Company believes that a better strategy now is to concentrate on its own requirements for alumina to produce aluminum metal and alumina catalysts and, if it is later deemed appropriate when the Solv-Ex technology has been commercially proven, adapt to requirements of conventional smelters or work with industry to adapt conventional smelters to the unique Solv-Ex alumina.

     -RESEARCH AND DEVELOPMENT

     The Company has an on-going research program with respect to determining the full range of potential products which can be produced from the Athabasca fine clays using its technology. Much of this work is conducted in conjunction with end users of various products or entities which specialize in marketing various potential products other than metallurgical grade (or "smelter grade") alumina. The objective of this program is to optimize the product revenue stream which can be derived from minerals production, recognizing that metallurgical grade alumina provides the economic foundation for minerals production because of the potential magnitude of minerals production and relatively limited markets for other products which may be produced. Among the ongoing research are the following:

     The use of an electrolytic cell to produce aluminum metal from metallurgical grade alumina produced through the minerals extraction process. Currently the Company is testing various cells and electrodes which appear to produce aluminum on a pilot process more efficiently, at lower temperatures, than the traditional Hall-Herault cell used in the aluminum industry. The Company has tested a prototype cell and believes that the use of temperatures as much as 200 degrees. Celsius lower than the conventional method will permit the use of non-consumable anodes as compared to the graphite anodes which are consumed in the Hall-Herault cell's operations. In addition to the lower temperatures, the use of non-consumable anodes will also result in a significant cost savings. Although considerably more work must be performed to confirm total feasibility of the process, the results of testing to date have been very encouraging and the Company has in fact produced aluminum metal in tests of the cell at the Company's Albuquerque Research Center and Pilot Plant.

     The Company is also testing means of producing a potassium-based synthetic mineral which can be used as a pigment and filler in the paper, paint, and plastic industries. This mineral appears to have physical characteristics, such as brightness, similar to titanium dioxide that is currently being used. The Company refers to this product as "TiO2-S-Registered Trademark-." Although initial indications are favorable, further research and market analysis needs to be accomplished on this product. In this regard, a commercial pilot test of the product for use as a filler is scheduled to be performed at an industry-recognized facility in the near future in order to confirm bench-scale work already performed successfully.

     Other research and development is ongoing on other aspects of the minerals extraction process as well. There can, however, be no assurance that the research and development efforts, even if successful, will result in commercially-viable processes.

     -SOURCE AND AVAILABILITY OF RAW MATERIALS

     The Company believes that its oil sands leases represent a major resource base that can provide a source of raw materials for its process technology for many years into the future. Successful exploitation of the Company's technology on the Bitumount Lease could also create the opportunity for acquisition of other oil sands leases in the immediate vicinity (in addition to the Fort Hills Lease acquired from Petro-Canada).

     In this regard, the oil sands deposits located in the Athabasca region of Northern Alberta in Canada are among the largest in the world, and are also known to contain significant quantities of various minerals. Mining operations in the region have been conducted for oil alone for more than 25 years. To date, however, there have been no significant operations to extract the mineral values contained in the fine clays because commercially viable technology had not been developed to do so. As a result, the fine clays produced in existing facilities in the Athabasca region and elsewhere are stored in huge tailings ponds which are considered to be "hazardous materials" under Canadian law. Similar oil sands deposits containing significant minerals values are located in located in a number of countries throughout the world including the Soviet Union, Colombia, Venezuela, Madagascar, Brazil and Jordan.

     If the Company is able to demonstrate its ability to process tailings in a manner which results in an environmentally acceptable product and in a manner that is technically and financially successful, the available quantity of tailings now existing and which will be generated in the future could provide a source of feed for a large-scale processing plant or plants for many years into the future. However, there can be no assurance that the Company will be able to enter into such agreements as may be required with existing oil sands operators for a large-scale plant to process tailings, irrespective of the Company's technical and economic success in demonstrating the ability to process clays contained in its lease or in tailings obtained from other producers of oil sands.

     Oil sands mining operations have been conducted on a limited scale in the United States for such uses as asphalt road materials. The oil sands deposits found in the United States, none of which have been significantly delineated, are predominantly located in Utah, Alabama, California, Texas and Kentucky. Domestic deposits of oil sands tend to contain less bitumen per ton than their Athabasca counterparts and are not as attractive for commercial development.

     -PATENTS

     Solv-Ex (including its wholly owned subsidiaries) has been granted numerous process patents in the United States, Canada and other countries covering its bitumen and minerals extraction technologies, both for oil sands and oil shale. The Company also has several patent applications pending for both its bitumen and minerals extraction technologies for oil sands, and routinely files applications for new patents to update its patent protection as improvements in technology or new discoveries are made.

     The Company's basic bitumen extraction process is covered by a Canadian patent which does not expire until January 7, 2009. On December 15, 1994, an additional patent application was filed in the United States with respect to improvements which have been made in the bitumen extraction process, and the Company has also filed for patent protection in Canada. There is no assurance that this patent will be granted in the United States or in Canada, but the Company does not believe that failure to issue the patent would have a material effect on its operations or competitive position.

     The Company's basic minerals extraction process for oil sands and fine clays contained therein is also covered by two United States patents which expire on June 23, 2009 and February 7, 2012, respectively. Applications are pending for Canadian patents on the same process which, if issued, would expire 17 years following date of issuance. There can be no assurance that the Canadian patents will be issued, although other patents obtained by the Company in the U.S. have been granted in Canada in cases where application has been made. In the event the Canadian patents are not granted, there would be no impact on the ability of the Company to extract minerals from its own leases.
If such patents are not issued in Canada, it could result in other persons using the Company's proprietary technology. However, Company believes its competitive position is protected through secrecy agreements entered into with both of the oil sands operators which are producing crude oil and which have large supplies of such tailings.

     In 1996, the Company received a United States patent for its new aluminum reduction cell. This patent expires in March 2013. The Company has also applied for, but has not yet received, a Canadian patent on this cell.

     The process patents are owned exclusively by Solv-Ex and are not subject to any retained rights or royalties by any third parties. In the case of the patents, the Company may consider licensing its technology or other arrangements whereby the technology could be used for development of other leases in the Athabasca Region, but has not at present determined the basis upon which any such arrangements would be made. In this regard, it should be noted that process patents are oftentimes complicated and may not always adequately protect the patent holder's exclusive right to use from competitors using very similar technology. However, the Company does require that confidentiality agreements be executed by persons or entities given access by the Company to its proprietary information in order to further protect its competitive position and the value of its patents.

     The Company plans to register trademarks with the United States Patent, Trademark and Copyright office for PCO-Registered Trademark- (the Company's trademark for pipelineable crude oil) and TiO2-S-Registered Trademark- (the Company's tradename for a substitute filler and pigment for titanium dioxide in the paper, paint and plastics industries).

     -SEASONAL NATURE OF BUSINESS

     The businesses of the Company and its subsidiaries are not considered seasonal; however, access to certain properties may be limited at times due to adverse weather conditions.

     -WORKING CAPITAL PRACTICES

     The Company and its subsidiaries, as development stage companies, have established no practices relating to working capital items.

     -DEPENDENCE UPON SINGLE CUSTOMER

     With respect to anticipated production of oil from the Bitumount Lease, the Company believes that alternative marketing arrangements to those made or contemplated with Gibson Petroleum would be available and that it will not necessarily be dependent upon a single customer for sale of its oil. (See "MARKETING AND FINANCE - OIL" under this Item 1 for a discussion of such marketing arrangements.) Similarly, the Company does not believe that it will be dependent upon a single customer for sale of its mineral products.

     -BACKLOGS

     Not applicable.

     -RENEGOTIATION OF PROFITS

     Not applicable. However, see "-BITUMOUNT LEASE" under ITEM 2. PROPERTIES, for a discussion of the manner in which the royalty rate will be established in the event this property is placed into production.

     -COMPETITIVE CONDITIONS

     A number of companies are in various stages of developing bitumen extraction processes for Athabasca oil sands and can be expected to have far greater financial, personnel, technical, and marketing resources than the Company. Other than maintaining a general familiarity with the types of processes these companies are pursuing, the Company does not attempt to monitor the status of each of these companies' projects. The Company does not believe, however, that any of such other technologies involve co-production of minerals.

     Large-scale extraction of bitumen for production of pipelineable crude oil (PCO-Registered Trademark-) is currently being conducted by two entities in the Athabasca region of Alberta, Canada near the Company's Bitumount Lease. While these organizations have far greater financial, personnel, technical and marketing resources than the Company, the Company believes its technology for oil production, particularly when combined with co-production of minerals, offers significant advantages over current operations including:

     (i) in contrast to existing operations, the Solv-Ex process for bitumen extraction does not thoroughly mix the bitumen and fine clays, which must then be processed using caustic soda, naphtha solvent and costly separation equipment; accordingly, there is no requirement for conventional tailings containment ponds and subsequent detoxification of tailings, which eliminates environmental risk and reduces reclamation costs;

     (ii) the Solv-Ex process does not involve use of chemical reagents which affect quality of process water, thereby allowing total recirculation of process water without total loss of heat;

     (iii) the mineral-bearing fine clays, which account for an average of approximately 15% of the weight of the oil sands, become a revenue producing asset as opposed to an item of cost in terms of mining, transportation to the plant and final disposal; and

     (iv) gaseous sulfur emissions generated by burning fuel or in the oil upgrading process are an asset used to produce sulfuric acid for mineral production as opposed to requiring capital and operating costs for emissions control.

     With respect to the oil and various metal products which the Company expects to produce, the Company will be competing against entities having much greater financial, technical personnel and marketing resources than the Company. In the case of expected oil production from the Bitumount Lease, the initial product will be bitumen, a much heavier crude than the light sweet crude (or other more refined products) produced by current open pit operations in Athabasca and can be expected to sell at a significant discount from these products. Moreover, these operations have captive pipelines for transportation of product to market, whereas the Company's product will most likely be transported to market by truck at a much higher transportation cost until additional pipeline capacity is constructed into the area, of which there can be no assurance. The Company believes, however, that these product market disadvantages are offset by the following factors, irrespective of the separate advantages which will be derived from co-production of minerals:

     (i) lower operating, environmental and reclamation costs as described above;

     (ii) elimination of major capital expenditures associated with further upgrading of oil to produce a light sweet crude or other more refined products;

     (iii) increased consumption of heavier crudes by refineries which have installed equipment capable of handling such heavier crudes, which has resulted in a significant narrowing of the historical price differential between light and heavy crudes. (See "MARKETING AND FINANCE - OIL" for a discussion of these factors.)

     To the knowledge of the Company, large-scale extraction of bitumen for use as a crude oil substitute has not occurred in the United States, although research and testing undoubtedly is conducted from time to time with respect to known domestic deposits. The Company believes its technology, which has been tested on domestic deposits for bitumen extraction, will prove to be superior because its patented mineral extraction process should also be applicable to fine clays in these deposits, which are similar to the Athabasca deposits, thereby creating commercial opportunities at lower oil prices. As hereinbefore noted, however, domestic oil sands deposits generally contain significantly less bitumen per ton than the Athabasca deposits and will require higher oil prices before commercial operations become attractive.

     With respect to industrial mineral markets, the Company will also be competing against larger, established producers with far greater financial resources than the Company, and market penetration cannot be assured until such time, if any, as the Company is able to enter into sales agreements with consumers for its products. The Company also recognizes that market penetration is universally regarded as difficult for a new producer, irrespective of product quality and price. Oftentimes, attempted market entry encounters significant price reductions by existing producers in an effort to maintain market share. Nevertheless, the Company is encouraged by test results and marketing discussions to date and, assuming product quality is established, believes that its ability to produce industrial minerals as low-cost by-products should greatly enhance its competitive position as a producer and marketer.

     If Solv-Ex is successful in its plans to commercially produce aluminum from the alumina in the fine clays associated with the Athabasca oil sands using its unique grade of alumina and new electrolytic cell, the Company will also be competing in an international market for sale of its product against established producers of aluminum having far greater resources than the Company. However, the Company also believes that it will have a significant cost advantage over conventional production of aluminum if the cell is placed into commercial operation and performs as expected. In this regard, technological breakthroughs have been rare in the history of the aluminum industry and there can be no assurance that the cell can perform at commercial scale on the same basis as laboratory testing.

     -RESEARCH AND DEVELOPMENT EXPENDITURES

     Costs and expenses incurred by the Company in recent years for research and development activities were approximately:

            For Fiscal Year Ended              Amount
            ---------------------            ----------
                    1996                     $4,412,248
                    1995                     $2,117,564
                    1994                     $1,431,431

     Costs and expenses incurred by the Company for research and development activities sponsored by others was none in the fiscal year ended June 30, 1996, $2,032,956 in fiscal 1995, and none in fiscal 1994.

     -COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

     The Company's Albuquerque Research Center and Pilot Plant is subject to governmental regulations regarding environmental quality and other matters. The Company believes that it is in substantial compliance with all applicable governmental regulations relating to the Pilot Plant's operation. During fiscal 1996, the Company responded to a request for information from the U.S. Environmental Protection Agency ("EPA") concerning materials which were generated by prior operations and which were stored in barrels for several years at the pilot plant. The matter has been finally resolved in a manner which does not have a material effect on the Company.

     Mining of oil sands deposits, processing tailings and operation of any commercial scale plant in Canada, insofar as it may involve discharges into the air and water, disturbances of the land surface, any effect on wildlife or other environmental impacts, will be subject to regulation under the Alberta Environmental Protection and Enhancement Act and by the provincial agencies which have jurisdiction over environmental matters thereunder, and comparable Federal and local agencies, statutes, ordinances, and regulations in Canada as well as comparable regulating authorities, laws, and regulations in other countries. To the extent the Company processes tailing from any other operator in the Athabasca region, the Company will be required to comply with regulatory requirements for disposal of materials.

     Compliance with these statutory and contractual requirements may necessitate capital outlays not previously anticipated by the Company. However, with respect to the plant which the Company expects to construct and operate in Canada as described herein (See "COMMERCIAL PROCESSING OF TAILINGS" and "- BITUMOUNT PROJECT"), the Company believes it has adequately anticipated the cost of compliance with such environmental matters in preparing its estimates of capital and operating costs.

     The Company is presently unable to estimate what additional capital expenditures will be incurred for environmental control for its projects from time to time, and such requirements are always subject to change in a manner which could have a material adverse impact on the Company's current and anticipated operations. However, in developing its extraction technology, the Company has spent considerable sums to meet or exceed present and anticipated environmental regulations in Canada and the United States. By designing the technology to these standards, the Company believes it has the technology to convert what would have been environmentally unacceptable waste to potentially marketable products. This could make the technology more economically efficient and therefore more competitive than technologies currently in use.

     -NUMBER OF EMPLOYEES

     As of September 1, 1996, the Company (including its subsidiaries) employed approximately 54 persons on a full-time basis. Of these employees, 18 are administrative employees at the Company's Albuquerque offices; 20 are employed at the Company's Albuquerque Research Center and Pilot Plant; and 16 are involved in the plant construction, engineering and lease development activities in the Athabasca region of Alberta, Canada.

     In addition, the Company uses other independent contractors from time to time as required, primarily for construction activities in Canada and third party testing or consulting with respect to its technology. At present, approximately 200 persons are employed by contractors of the Company in connection with construction activities in Canada.

     -FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

     The Company, as a development stage company, had no operating revenues from foreign or domestic operations and no significant geographic sales for the past three years. However, the Company did record $300,000 in contract revenue during 1993 from its program with AOSTRA, an agency of the Government of Alberta in Canada as described above, and initial commercial operations are expected to occur in Canada, from which its products could be marketed internationally (see "COMMERCIAL PROCESSING OF TAILINGS"). The Company does not believe at present that Canadian operations will entail a material degree of political risk.

ITEM 2.  PROPERTIES.

     -BITUMOUNT LEASE

     The Company's Bitumount Lease (Alberta Bituminous Oil Sands Lease Number 7276120T05, the "Bitumount Lease") is located on 5,874 acres approximately 300 miles north of Edmonton in Alberta, Canada. The Bitumount Lease was originally issued on December 15, 1955, and was renewed on December 15, 1976, for an additional term of 21 years. Annual rental is $C1.00 per acre. As hereinbefore described, UTS holds an undivided 10% working interest in the Bitumount Lease.

     The Bitumount Lease provides for successive 21 year renewal terms if the property is in production at the end of the preceding term. Under the lease terms, construction and operation of a plant having a minimum processing capacity of 10,000 tons per day of bituminous sands or 10,000 barrels of bitumen per day by December 14, 1997 will satisfy the requirements for renewal. As a practical matter, the Company does not anticipate any difficulty in proceeding with third term renewal. Moreover, government regulations allow for third term renewal without production on terms which the Company could easily meet in any event, and recent proposed regulations offer the probability that requirements for third term renewal will be further liberalized in an effort to encourage additional oil sands development. The Company does not believe there is a material risk that the lease will be terminated at the expiration of the second term and will take such action as may be necessary or advisable to extend the lease.

     The production royalty is established by the Alberta Provincial government and expected to be 1% of gross revenues until invested capital (including imputed interest and including capital which may be spent for plant expansion) is recovered, at which time the royalty is expected to be based upon a percentage of net operating revenues. The Company has held several discussions with the government regarding computation of royalty for an operation co-producing minerals and metals with the oil and it has not yet been determined how this will affect computation of royalties. In any event, payment of royalties to the government is not expected to have a significant impact on operation of the initial stage oil plant and, depending upon the ability of the Company to expand initial operations, may not have a significant impact until commercial operations have been fully established at ultimate rates of production.

     The Bitumount Lease has been extensively core drilled. The results of such drilling, together with the results of other drilling which has been performed on adjacent property and made available to the Company, have been analyzed by the Company and its independent consultants. It is estimated that the Bitumount Lease contains oil sands with in-place bitumen reserves of approximately 1.4 billion barrels. The fine clays in the oil sands are also known to contain alumina, titanium, potassium and iron in approximately the same quantities as in the fine clays contained in the tailings which have been processed by the Company (See "COMMERCIAL PROCESSING OF TAILINGS"). Gold and silver are also known to be contained in the oil sands on the Bitumount Lease although additional drilling or actual processing of the oil sands will be required to determine whether such metals are present in sufficient quantities to warrant extraction, although it would be relatively easy to modify plant design to accommodate additional equipment for recovery of precious metals. The overburden and interburden in the oil sands, which is also regarded as waste in conventional operations, are also known to contain recoverable alumina.

     Since Solv-Ex received its permits from the Alberta government in December 1995, it has completed site clearing (approximately 1,000 acres) and road construction (approximately 17 kilometers) activities for the proposed plant on the Bitumount Lease. Detailed engineering work for the plant construction has been completed, foundation work and the primary erection of the mine maintenance building have been substantially completed, and a 450 person camp has been purchased and moved to the site to house construction employees. Progress is continuing on the foundation work for the oil and minerals extraction buildings (the "initial stage plant"). All structural work on the mine maintenance building and the initial stage plant is scheduled for completion by the end of October, which will permit the balance of construction, the installation of the log washers for bitumen extraction, and other construction necessary to complete the initial stage plant to be completed during the fall and winter seasons. The scheduled completion and start-up date for the initial stage plant is during the first quarter of calendar year 1997.

     Solv-Ex and its contractors have also engaged in extensive earth-moving activities on the Bitumount Lease as a part of both construction in process for the initial stage plant and overburden removal in preparation for oil sands mining. Based on the work to date, it appears that the cost of mining the overburden and ore, and transportation of the ore to the initial stage plant, will be approximately $3.00 per barrel of bitumen to be produced (exclusive of capital depreciation costs), which is in line with projections. Because the cost of mining (including overburden removal) is the largest component of projected operating costs for bitumen or PCO-Registered Trademark- production, this experience to date significantly reduces one element of risk associated with the new operation.

     Although the initial mine planning was accomplished for operations on the Bitumount Lease at a production rate of 14,000 barrels of oil per day, many adjustments have been made to reduce the cost of that plant (previously estimated to be approximately $125 million) to enable the Company to construct the initial stage plant and commence bitumen extraction and production with the funds it has available. As a result, the Company will not include the PCO-Registered Trademark- upgrading facility in the initial stage plant since the visbreaker design requires a production capacity of more than 6,000 barrels per day. Furthermore, the original design contemplated four extraction modules and two crushers necessary to achieve full production at 14,000 barrels per day; because of the reduced size of the initial stage plant, production will begin with a single extraction module and a single crusher. The original design also contemplated the construction of a co-generation facility at which Solv-Ex would supply its own electricity and steam for the operations. The modified plan for the initial stage plant contemplates using power provided by the local utility, and using leased boilers to provide necessary steam. If the operation of the initial stage plant proves to be successful as the Company anticipates, it is easily expandable to achieve or exceed the original goals of 14,000 barrels per day production and the installation of the minerals extraction facility, based on the availability of cash flow or third party financing.

     -FORT HILLS LEASE

     The Company's Fort Hills Lease (Alberta Bituminous Oil Sands Lease Number 7281020T52, the "Fort Hills Lease") covers approximately 50,000 acres, which is contiguous to the Bitumount Lease. As hereinbefore described, UTS holds an undivided 10% working interest (as a co-tenant) in the Lease. The terms of the Fort Hills Lease are the same as for the Bitumount Lease, except that the second term does not expire until February 18, 2002 and the production requirement to extend the lease beyond the second term is 25,000 barrels per day.

     The Fort Hills Lease was acquired in July, 1995 from Petro-Canada, which had previously performed extensive core drilling (84 holes) and evaluation work with respect to the property. As hereinbefore noted, the Fort Hills Lease is contiguous to the Bitumount Lease and the oil sands reserves on the southeast quadrant of the Bitumount Lease extend across the lease boundary into the Fort Hills Lease. At least one other area of the Fort Hills Lease to the north is also known to contain a major deposit of surface minable oil sands.

     Petro-Canada has delivered all of its data concerning this lease to Solv-Ex, together with remaining core samples which have been held in storage. The Company has not had sufficient time to review all of this information and determine its own independent estimate of in-place reserves or the amount of oil sands which may ultimately be recoverable through surface mining, either for production of oil alone or with co-production of minerals. However, on the basis of work performed to date and consultation with personnel who performed much of the work for the prior owner, the Company believes that the resource base for bitumen in the Fort Hills Lease is at least three times as large as the resource base for the Bitumount Lease.

     The Company has also been advised that certain areas of the Fort Hills Lease are considered sensitive by at least one environmental group in terms of future oil sands development. Although the Company believes that such concerns may relate to conventional oil sands development, which raises questions that are not applicable to the Solv-Ex process, the Company has not yet determined what, if any, impact such concerns may have on its ability to develop the Fort Hills. However, the Company expects that development of the Fort Hills Lease, either independently or in conjunction with operations on the Bitumount Lease, will be on a much larger scale than the planned operation for the Bitumount Lease and that issuance of permits will entail public hearings and a much more extensive permitting process.

     -THE RESEARCH CENTER AND PILOT PLANT

     The Company's Research Center and Pilot Plant is located on 1.5 acres of land owned by the Company in Albuquerque, New Mexico. It consists of three separate buildings containing a total of approximately 8,800 square feet. These buildings contain (i) the pilot plant; (ii) office space, analytical laboratory and maintenance shop; and (iii) electrical and mechanical equipment. Various storage tanks, which enable the Company to segregate and store reagents, tailings feedstock and process water for re-use, are located outside the pilot plant building in secure areas which meet environmental requirements for storage of such materials.

     The laboratory is fully equipped with analytical instruments which provide a broad range of in-house assay capability. The Company periodically uses independent laboratories to perform check analyses of its own work and for performance of certain complicated analyses required for alumina, such as x-ray diffraction and x-ray fluorescence spectrometry.

     In its present configuration, the plant has the capacity to process more than 48 tons of oil sands per day, from which up to 30 barrels of bitumen per day can be produced, depending on the grade of oil sands processed. The quantity of bitumen recoverable from oil sands depends on its bitumen content, which typically ranges from 4 to 12 percent. The minerals extraction facility is capable of processing up to about 12 tons of fine clays per day, although this can be varied depending upon the equipment being used to conduct test runs.


     -OTHER PROPERTIES

     The Company's headquarters are located in Albuquerque, New Mexico and occupy approximately 5,400 square feet of leased office space. The Company also has an interest in another oil sands lease in the State of Utah, which is not at present considered to be a material asset. In 1996 the Company acquired, from an unaffiliated party, a 50 acre site at Ruth Lake (about mid-way between Fort McMurray, Alberta and the Bitumount Lease) to use as a staging area for the Bitumount Lease construction activities and for possible use as a future plant to process tailings.

ITEM 3.  LEGAL PROCEEDINGS.

     Neither the Company nor any of its subsidiaries nor any of their properties are involved in any legal proceedings considered material to the Company's operations except as follows.

     The Company's stock price and trading volumes have fluctuated widely recently. The Company has historically generated operating losses and has been dependent on capital infusion from affiliates and third party investors to provide capital necessary for continuing operations. Historically, however, the price of the Company's common stock traded in a range of $1.00 to $6.00 until January 1995 when the stock price started increasing. In mid 1995 the stock price started to increase dramatically until it reached more than $30 per share in February 1996. It generally traded in the high $20's and mid-$30's in February and March 1996 until late March when, as the result of certain television and press news broadcasts, the price of the stock tumbled to $7.375. The dramatic fluctuations and negative press following shortly after a capital infusion of more than $70,000,000 as discussed above, led the Company to believe that the downward pressure on the Company's stock price was primarily attributable to market manipulation by persons not affiliated with the Company. As a result, in August 1996, the Company filed an action in the United States District Court for the Southern District of New York against several parties for breach of confidentiality agreements, fraud, and other improper actions relating to what Solv-Ex has alleged is part of a campaign on the part of short sellers to drive down the price of Solv-Ex shares. The defendants in that include Parker Quillen, Quilcap Corporation, Martin Zweig, Zweig Advisors, Inc., and Weir-Jones Engineering Consultants Ltd.. This litigation is in the beginning stages and has not been answered by the defendants.

     The Company is also aware that the Securities and Exchange Commission is investigating public trading in the Company's common stock. Finally, the Company is also aware that a federal Grand Jury in Los Angeles, California is examining persons believed to have a connection with the trading of Solv-Ex common stock. The Company has delivered several boxes of documents in response to a request by the Securities and Exchange Commission; the Company has not been contacted in connection with the federal Grand Jury investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market in which the Company's common stock is traded is the Nasdaq Small-Cap Market.

     The table below states the quarterly high and low sales prices for the Company's common stock as reported by the National Association of Securities Dealers Automated Quotation System ("Nasdaq"). The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.



                                             SALES PRICES
                                     ---------------------------
                                        LOW                HIGH
                                     --------            --------
     QUARTER ENDED

     September 30, 1994               $1.938              $4.875
     December 31, 1994                 3.00                4.938
     March 31, 1995                    3.375               4.875
     June 30, 1995                     3.625               9.25
     September 30, 1995                6.50                8.875
     December 31, 1995                 7.438              16.75
     March 31, 1996                    6.25               38.00
     June 30, 1996                    10.125              28.625


SHAREHOLDERS

     The number of holders of record of the Company's common stock as of September 18, 1996 was approximately 825 according to American Securities Transfer, Inc., the Company's transfer agent. This number does not include an unknown number of persons who hold their shares in street name.

DIVIDENDS

     The Company has never paid a dividend with respect to its common stock and does not intend to pay a dividend in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA


                                                     YEAR ENDED JUNE 30
                         ----------------------------------------------------------------------
                               1996           1995           1994           1993           1992
                               ----           ----           ----           ----           ----
Revenues                   $642,531         89,950     $   16,749    $   312,862      $  10,990
Net (loss)               (6,202,177)    (1,079,600)    (2,439,471)    (2,249,607)      (758,434)
(Loss) per
  common share                 (.27)          (.05)          (.13)          (.13)          (.05)
Total assets             80,166,838      5,376,843      4,319,619      4,101,648      2,382,021
Long-term
  obligations            33,057,000         66,500         77,634         89,940      1,434,545
Total liabilities        37,649,972        702,136        271,410        396,415      1,640,458


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN, AS WELL AS IN OTHER ITEMS OF THIS ANNUAL REPORT ON FORM 10-K, MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS. AMONG SUCH FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR THE COMPANY'S ANTICIPATED PRODUCTS, INCLUDING THE ABILITY TO PRODUCE BITUMEN IN THE INITIAL STAGE PLANT IN A MANNER WHICH CONSISTENTLY MEETS MARKET SPECIFICATIONS; THE COMPANY'S OVERALL ABILITY TO DESIGN, CONSTRUCT AND OPERATE THE INITIAL STAGE PLANT ON A TIMELY BASIS AND THE ABILITY OF THE PLANT TO PERFORM IN ACCORDANCE WITH EXPECTATIONS; AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

     RESULTS OF OPERATIONS

     The Company incurred a net loss of $6,202,177 for the fiscal year ended June 30, 1996 as compared to net losses of $1,079,600 and $2,439,471 for the years ended June 30, 1995 and 1994, respectively. The 1996 net loss is significantly greater than losses in previous years because of the greater corporate activities undertaken in fiscal 1996, including the financing activities through FIBA Nordic Securities (UK) Ltd., the permitting activities with the Alberta government (which resulted in the December 1995 permit issuances), and the construction activities made possible because of the financing provided through FIBA. In addition, the Company doubled its research and development expenditures in fiscal 1996. Although the 1995 net loss is less than the losses incurred in 1994 and 1993, the Company's level of research and development was significantly greater in 1995 and the smaller loss was attributable to the fact that $2,032,956 of research and development was funded by United Tri-Star Resources Ltd. ("UTS"). In 1994, no funds were received from others for the performance of such work. The loss in all three years reflects the cost of the Company's pilot work undertaken during the periods for the purpose of developing and demonstrating the Company's technology for both bitumen and minerals extraction from oil sands crude ore or oil sands tailings.

     The Company's expenditures for research and development were $4,412,248, $2,117,564, and $1,431,431 for the fiscal years ended June 30, 1996, 1995, and
1994, respectively. These costs were incurred primarily for the development of the Company's processes for extraction of bitumen and minerals from oil sands and oil sands tailings. In 1996 these costs were also associated with the development of the electrolytic cell for the production of aluminum metal as well as research and development associated with the production of other compounds from the minerals extraction process, such as TiO2-S-Registered Trademark-. The significant increase in 1996 and 1995 over the prior years reflects an increased level of activity in connection with work performed by the Company under its agreement with UTS for development of the Bitumount Lease.

     During the fiscal year ended June 30, 1996, the Company raised in excess of $43,800,000 from sales of its Common Stock, and an additional $33,000,000 of debt maturing in April 1999. This debt (obtained through FIBA) bears interest at 12% per annum, and is convertible into common stock at $32.50 per share. Interest is to be paid quarterly through maturity, although the first year's interest was paid in advance. During the year ended June 30, 1995, the Company raised $1,598,654 through sales of Common Stock. As a result of these capital financing activities, the Company believes it has adequate funds to complete the construction of the initial stage plant, as described above, and to commence commercial production of bitumen at the rate of 100,000 barrels per month during the first quarter of calendar year 1997. (See "LIQUIDITY AND CAPITAL RESOURCES" below under this Item 7). In this regard, it should be noted that the Company has never generated significant revenues from operations and cannot expect any significant revenue from operations until operations commence at the initial stage plant.

     The general and administrative expense for the years ended June 30, 1996, 1995, and 1994 were $2,432,460, $1,084,942, and $1,024,789 respectively. The increases in 1996 from 1995 and 1994 reflects the increased level of operations of the Company during the 1996 fiscal year, associated with its capital raising activities, permitting and plant design activities, and the commencement of construction activities, normal salary increases, and additional personnel employed at the Company's headquarters and in Canada. Included in the general and administrative expense are non-cash compensatory expenses for the stock options and private placements to directors and employees of $185,815 in 1996, $107,444 in 1995, and $111,352 in 1994.

     Revenues were generated primarily from interest earned on cash balances. The interest income for the years ended June 30, 1996, 1995, and 1994, was $642,531, $88,793, and $16,714, respectively. The increase in interest income during 1996 over 1995, and 1995 over 1994 is the result of the greater cash balances during those years as compared to the preceding year.

     The Company does not believe inflation has had a material impact on its business or operations during the past three years.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. The effective date of SFAS No. 121 is for fiscal years beginning after December 15, 1995. The Company does not believe that SFAS
No. 121 will have an impact on its financial statements.

     In October 1995, the FASB issued Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for Stock Based Compensation." Under the provisions of FAS 123, companies may elect to account for stock-based compensation plans using a fair-value-based method or may continue measuring compensation expense for those plans using the intrinsic-value-based method. Companies electing to continue using the intrinsic-value-based method must provide pro forma disclosures of net income and earning per share as if the fair-value-based method had been applied. The Company intends to continue to account for stock-based compensation using the intrinsic-value-based method and, as such, FAS 123 will not have an impact on the Company's results of operations or financial position. FAS 123 becomes effective in fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has met its liquidity needs for the years ended June 30, 1996, 1995, and 1994 primarily from the proceeds of the sale of common stock and, in 1996, debt financing. The Company received approximately $43,800,000, $1,600,000, and $2,500,000 during 1996, 1995, and 1994, respectively, from the sale of Common Stock, and $33,000,000 in fiscal 1996 from long-term debt.

     The net working capital at June 30, 1996 was $47,501,245 compared to $369,289 and at June 30, 1995, and $1,513,908 at June 30, 1994. The significant increase in working capital from 1995 to 1996 was due to the more than $76,000,000 of debt and equity financing obtained by Solv-Ex during fiscal 1996, less the expenditures of those proceeds made for plant design and construction and the development of the Bitumount Lease. The net decrease in working capital from 1994 to 1995 was primarily the result of a reduced cash position at year end resulting from a higher rate of expenditures in connection with the Company's permitting activities, research and development expenditures and plans for development of the Bitumount Lease.

     Because of its inability to generate significant revenue and obtain financing for a commercial plant during the fiscal year ended June 30, 1995 (see captions "COMMERCIAL PROCESSING OF TAILINGS" and the "BITUMOUNT PROJECT"), the Company's ability to continue as a going concern was not assured and the Company's independent auditors had issued their opinion on the Company's consolidated financial statements for the year ended June 30, 1995 on this basis. However, as a result of significant capital raised by the Company during the fiscal year ended June 30, 1996, which allows the Company to conduct normal operations and to construct the Company's initial stage plant for commercial production of bitumen from oil sands in Alberta, Canada, the Independent Auditors' Opinion for 1996 no longer has an explanatory paragraph for uncertainties concerning the Company's ability to continue as a going concern.

     As hereinbefore described, the Company believes the on-going work at its pilot plant has been successful, and that the feasibility report for development of the Bitumount Lease is positive and clearly justifies project financing obtained by the Company. The Company believes that its working capital at June 30, 1996, together with the anticipated contribution from its 10% partner, UTS, is sufficient to complete the construction of the initial stage plant. The Company is optimistic that the initial stage plant will be operational during the first quarter of calendar year 1997. Based on information available to the Company as of September 1, 1996, the Company believes that completion and start up costs for the plant will be approximately $70,000,000, including approximately $23,756,000 expended through June 30, 1996, some of which has been expensed in accordance with generally accepted accounting principles. If the Company and UTS require additional financing to complete the initial stage plant, there can be no assurance that the Company will be able to obtain any necessary funding on reasonable terms. Although the Company believes any such funding could be obtained, if necessary, the Company is also cognizant of the impact caused by events occurring in the fiscal year ended June 30, 1996 which the Company believes impaired to complete its total funding requirements for the Bitumount Project. See "MARKETING AND FINANCE - OIL" under Item 1 above for a description of these events. There can be no assurance that similar events will not occur in the future, which could have a negative impact on the ability to obtain any such additional financing. The Company has, however, been successful historically in meeting its cash requirements through sale of Common Stock, joint ventures and other sources of funding and believes that it will be able to continue to do so in the future through these sources as well as operating cash flow which it expects to derive from the initial stage bitumen plant.

     The continuing construction and anticipated operation of the initial stage plant can be expected to increase the management and staff requirements of the Company, which will be magnified in the event both project financings are completed. The Company's plans include expansion of the initial stage plant to approximately 14,000 barrels per calendar day, including addition of the upgrading facility and a complete utilities plant at an estimated capital cost of approximately $65 million. In addition, the Company plans to complete installation of the minerals extraction plant at an estimated cost to completion of approximately $30 million, although this estimate could change based upon the slate of initial products.

     While the Company plans to undertake expansion of the initial stage oil plant and complete the minerals extraction plant during 1997, its ability to do so will depend upon availability of additional capital and, to a large extent, upon successful operation of the initial stage plant. While management believes that the initial stage plant will operate successfully based upon pilot plant operations and other evaluations performed to date, there can be no assurance that it will, in fact, operated as anticipated without additions or modifications. In any event, there can be no assurance that the necessary financing will be available when needed on reasonable terms. To the extent plant expansion and further construction is undertaken, or to the extent additional plants may be constructed, these requirements will be further increased.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and schedules of the Company and its subsidiaries follow. The presentation of supplementary data is not applicable to the Company.

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report

Consolidated Balance Sheets - June 30, 1996 and 1995

Consolidated Statements of Operations - Years ended June 30, 1996, 1995 and 1994 and cumulative from July 2, 1980 (inception)

Consolidated Statements of Stockholders' Equity - For the period from July 2, 1980 (inception) through June 30, 1996

Consolidated Statements of Cash Flows - Years ended June 30, 1996, 1995, and 1994 and cumulative from July 2, 1980 (inception)

Notes to Consolidated Financial Statements

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable or the information required is included in the financial statements or related notes and therefore have been omitted.

KPMG Peat Marwick
6565 Americas Parkway, NE #700
Post Office Box 3939
Albuquerque, NM  87190

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Solv-Ex Corporation:

We have audited the accompanying consolidated balance sheets of Solv-Ex Corporation and subsidiaries (development stage enterprises) as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1996 and cumulative from July 2, 1980 (inception). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solv-Ex Corporation and subsidiaries (development stage enterprises) at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996 and cumulative from July 2, 1980 (inception), in conformity with generally accepted accounting principles.

                KPMG Peat Marwick LLP


Albuquerque, New Mexico
September 10, 1996

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                       (DEVELOPMENT STAGE ENTERPRISES)

                         CONSOLIDATED BALANCE SHEETS

                           JUNE 30, 1996 AND 1995

ASSETS                                                1996            1995
                                                  ------------    ------------
Current assets:
  Cash and cash equivalents                       $ 43,902,567    $    854,719
  Accounts receivable                                2,154,135          30,000
  Deferred financing costs                           1,067,285          69,954
  Notes receivable - stockholder                     1,534,950               -
  Prepaid expenses                                   3,390,920           3,093
  Other                                                 44,358          47,159
                                                  ------------    ------------
    Total current assets                            52,094,215       1,004,925
                                                  ------------    ------------

Property, plant and equipment, at cost:
  Mineral lease                                      1,976,432       1,741,983
  Pilot plant land                                     167,768         167,768
  Buildings                                          2,774,171         329,419
  Heavy Equipment                                    5,001,753               -
  Field and laboratory equipment                     2,124,058       1,105,144
  Furniture, fixtures and leasehold improvements       398,143         284,187
  Construction in process                           14,362,025       1,237,924
                                                  ------------    ------------
                                                    26,804,350       4,866,425

  Less accumulated depreciation and amortization     1,078,871         834,377
                                                  ------------    ------------
    Net property, plant and equipment               25,725,479       4,032,048
                                                  ------------    ------------

Patents, at cost, net of accumulated amortization
 of $47,109 in 1996, and $42,087 in 1995               364,081         337,270
Deferred financing costs                             1,613,353               -
Other assets, at cost                                  369,710           2,600
                                                  ------------    ------------

                                                  $ 80,166,838    $  5,376,843
                                                  ------------    ------------
                                                  ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY                  1996            1995
                                                  ------------    ------------
Current liabilities:
  Accounts payable and accrued expenses           $  4,468,605    $    526,709
  Deferred compensation                                 99,000          99,000
  Current installments of long-term debt                25,367           9,927

                                                  ------------    ------------
    Total current liabilities                        4,592,972         635,636
                                                  ------------    ------------

Long-term debt, excluding current installments      33,057,000          66,500
                                                  ------------    ------------
    Total liabilities                               37,649,972         702,136
                                                  ------------    ------------

Stockholders' equity:
  Common stock, $.01 par value
  Authorized 30,000,000 shares; issued and
   outstanding 22,846,649 shares in 1996, and
   20,277,440 in 1995                                  228,466         202,774
  Additional paid-in capital                        67,556,328      23,549,871
  Unearned compensation                                      -         (12,187)
  Deficit accumulated during development stage     (25,267,928)    (19,065,751)
                                                  ------------    ------------
    Total stockholders' equity                      42,516,866       4,674,707
                                                  ------------    ------------

Commitments and contingencies
 (notes 2, 4 and 5)




                                                  $ 80,166,838    $  5,376,843
                                                  ------------    ------------
                                                  ------------    ------------


See accompanying notes to consolidated financial statements.

                   SOLV-EX CORPORATION AND SUBSIDIARIES
                      (DEVELOPMENT STAGE ENTERPRISES)
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994
               AND CUMULATIVE FROM JULY 2, 1980 (INCEPTION)

                                         YEARS ENDED JUNE 30               CUMULATIVE
                             -----------------------------------------  FROM JULY 2, 1980
                                  1996          1995          1994         (INCEPTION)
                              -----------    -----------   -----------  -----------------
Revenues:
  Contract fees               $         -    $         -   $         -    $  5,278,637
  Interest                        642,531         88,793        16,714       2,342,563
  Gain on sale of equipment             -          1,157            35          15,078
  State grant                           -              -             -         407,760
                              -----------    -----------   -----------    ------------
                                  642,531         89,950        16,749       8,044,038
                              -----------    -----------   -----------    ------------

Expenses:
  Research and development      4,412,248      2,117,564     1,431,431      19,387,570
  Research and development
   funded by others                     -     (2,032,956)            -      (2,032,956)
  General and administrative    2,432,460      1,084,942     1,024,789      14,623,819
  Write-off of mineral lease            -              -             -       1,447,453
                              -----------    -----------   -----------    ------------
                                6,844,708      1,169,550     2,456,220      33,425,886
                              -----------    -----------   -----------    ------------

Minority interest in loss
 of subsidiary                          -              -             -         113,920
                              -----------    -----------   -----------    ------------
  Net (loss)                  $(6,202,177)   $(1,079,600)  $(2,439,471)   $(25,267,928)
                              -----------    -----------   -----------    ------------
                              -----------    -----------   -----------    ------------

Weighted average number of
 common shares outstanding     22,749,079     19,950,701    18,665,018      14,423,596
                              -----------    -----------   -----------    ------------
                              -----------    -----------   -----------    ------------

(Loss) per common share       $     (0.27)   $     (0.05)  $     (0.13)   $      (1.75)
                              -----------    -----------   -----------    ------------
                              -----------    -----------   -----------    ------------

See accompanying notes to consolidated financial staements.

                        SOLV-EX CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE ENTERPRISES)
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                               THROUGH JUNE 30, 1996

                                                                                       COMMON                 DEFICIT
                                                                                        STOCK               ACCUMULATED
                                PRICE       COMMON STOCK      ADDITIONAL    COMMON    SUBSCRIP-   UNEARNED    DURING
                                 PER    --------------------    PAID-IN      STOCK      TIONS      COMPEN-  DEVELOPMENT
                                SHARE     SHARES     AMOUNT     CAPITAL   SUBSCRIBED  RECEIVABLE   SATION      STAGE       TOTAL
                                ------  ----------  --------  ----------  ----------  ----------  --------  -----------  ----------
Issued to officers/directors:
  For costs related to patent,
   July 2, 1980                 $0.010   2,700,000  $ 27,000  $      --    $    --     $    --    $   --     $     --    $   27,000
  For cash, September 1, 1980    0.010   1,500,000    15,000         --         --          --        --           --        15,000
  For services, September
   1, 1980                       0.010     750,000     7,500         --         --          --        --           --         7,500

Sold to nonaffiliated parties
 for cash:
  September 10, 1980             0.010     100,000     1,000         --         --          --        --           --         1,000
  September 15, 1980             0.125     200,000     2,000      23,000        --          --        --           --        25,000
  October 10 and
   December 31, 1980             0.250   1,520,000    15,200     364,800        --          --        --           --       380,000

Subscribed, net of offering
 costs and commissions             --          --        --    3,392,736     40,000         --        --           --     3,432,736

Common stock warrants              --          --        --          400        --          --        --           --           400

Net (loss)                         --          --        --          --         --          --        --       (72,058)     (72,058)
                                        ----------  --------  ----------  ----------   --------  --------    ---------   ----------
    Balance at June 30, 1981             6,770,000    67,700   3,780,936      40,000        --        --       (72,058)   3,816,578
                                        ----------  --------  ----------  ----------   --------  --------    ---------   ----------

Sold for cash in public
 offering, July 17, 1981         1.000   4,000,000    40,000         --      (40,000)       --        --           --           --

Issued to officers/directors,
 November 2, 1981:
  For costs related to patent    0.010     200,000     2,000         --          --         --        --           --         2,000
  For cash                       0.010     200,000     2,000         --          --         --        --           --         2,000

Sold to non
 affiliated parties
 for cash, December 22, 1981     1.000     225,000     2,250     222,750         --         --        --           --       225,000

Increase in additional paid-in
 capital for stock options         --          --        --      161,875         --         --        --           --       161,875

Issued for mineral leases,
 February 2, 1982                1.875     150,000     1,500     279,500         --         --        --           --       281,000

Subscribed                         --          --        --       26,625         250    (22,000)      --           --         4,875

Net (loss)                         --          --        --          --          --         --        --      (499,100)    (499,100)
                                        ----------  --------  ----------  ----------   --------  --------    ---------   ----------
    Balance at June 30, 1982            11,545,000   115,450   4,471,686         250    (22,000)      --      (571,158)   3,994,228
                                        ----------  --------  ----------  ----------   --------  --------    ---------   ----------
                                                                                                                        (continued)

See accompanying notes to consolidated financial statements.

                        SOLV-EX CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE ENTERPRISES)

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                               THROUGH JUNE 30, 1996

                                                                                       COMMON                 DEFICIT
                                                                                        STOCK               ACCUMULATED
                                PRICE       COMMON STOCK      ADDITIONAL    COMMON    SUBSCRIP-   UNEARNED    DURING
                                 PER    --------------------    PAID-IN      STOCK      TIONS      COMPEN-  DEVELOPMENT
                                SHARE     SHARES     AMOUNT     CAPITAL   SUBSCRIBED  RECEIVABLE   SATION      STAGE       TOTAL
                                ------  ----------  --------  ----------  ----------  ----------  --------  -----------  ----------
Increase in additional paid-in
 capital for stock warrants        --          --        --      468,000         --         --        --           --      468,000

Increase in additional paid-in
 capital for stock options
 and subscriptions                 --          --        --      247,600         --         --        --           --      247,600

Collection on stock
 subscription receivable           --          --        --          --          --      12,000       --           --       12,000

Net (loss)                         --          --        --          --          --         --        --    (1,646,475) (1,646,475)
                                       -----------  --------  ----------  ----------   --------  --------  -----------  -----------
    Balance at June 30, 1983            11,545,000   115,450   5,187,286        250     (10,000)      --    (2,217,633)  3,075,353
                                       -----------  --------  ----------  ----------   --------  --------  -----------  -----------

Sold for cash in private
 placements net of
 placement costs,
 July 7 and July 18, 1983       4.250    1,000,000    10,000   3,966,680         --         --        --           --     3,976,680

Increase in additional paid-in
 capital for stock options         --          --        --       20,525         --         --        --           --        20,525

Stock subscription receivable:
  Collection                       --          --        --       10,000         --         --        --           --        10,000
  Issuance of stock,
   March 21, 1984               1.000       25,000       250         --         (250)       --        --           --           --

Net (loss)                         --          --        --          --          --         --        --    (3,823,647)  (3,823,647)
                                       -----------  --------  ----------  ----------   --------  --------  -----------  -----------
    Balance at June 30, 1984       --   12,570,000   125,700   9,174,491         --         --        --    (6,041,280)   3,258,911
                                       -----------  --------  ----------  ----------   --------  --------  -----------  -----------

Net (loss)                         --          --        --          --          --         --        --    (1,786,696)  (1,786,696)
                                       -----------  --------  ----------  ----------   --------  --------  -----------  -----------
    Balance at June 30, 1985       --   12,570,000   125,700   9,174,491         --         --        --    (7,827,976)   1,472,215
                                       -----------  --------  ----------  ----------   --------  --------  -----------  -----------

Stock options exercised:
  September 9, 1985 through
   June 3, 1986                 1.380       22,103       221      30,281         --         --        --           --        30,502
  October 25, 1985 and
   May 8, 1986                  1.047       10,000       100      10,368         --         --        --           --        10,468
  February 4, 1986              0.750       20,000       200      14,800         --         --        --           --        15,000
  February 5 through
   April 30, 1986               1.200      450,000     4,500     535,500         --         --        --           --       540,000
  February 10 and
   May 29, 1986                 1.219       23,897       239      28,886         --         --        --           --        29,125

Net (loss)                        --           --        --          --          --         --        --      (947,636)    (947,636)
                                       -----------  --------  ----------  ----------   --------  --------  -----------  -----------
    Balance at June 30, 1986            13,096,000   130,960   9,794,326         --         --        --    (8,775,612)   1,149,674
                                       -----------  --------  ----------  ----------   --------  --------  -----------  -----------
                                                                                                                        (continued)

See accompanying notes to consolidated financial statements.

                   SOLV-EX CORPORATION AND SUBSIDIARIES
                     (DEVELOPMENT STAGE ENTERPRISES)

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                          THROUGH JUNE 30, 1996

                                                                                      COMMON                 DEFICIT
                                                                                       STOCK               ACCUMULATED
                              PRICE        COMMON STOCK      ADDITIONAL   COMMON     SUBSCRIP-   UNEARNED    DURING
                               PER    --------------------     PAID-IN     STOCK        TIONS    COMPEN-   DEVELOPMENT
                              SHARE     SHARES     AMOUNT      CAPITAL   SUBSCRIBED  RECEIVABLE   SATION      STAGE        TOTAL
                              -----   ----------   -------   ----------  ----------  ----------  --------  -----------   ---------
Common stock warrant
 exercised:
  April 13, 1987              1.500        2,172        22        3,236       -           -          -             -         3,258

Stock options exercised:
  April 14 through
   June 2, 1987               1.000       14,000       140       13,860       -           -          -             -        14,000
  May 11, 1987                1.047        5,000        50        5,184       -           -          -             -         5,234

Net (loss)                      -            -         -            -         -           -          -         (86,296)    (86,296)
                                      ----------   -------   ----------   -------     -------    -------    ----------   ---------
  Balance at June 30, 1987            13,117,172   131,172    9,816,606       -           -          -      (8,861,908)  1,085,870
                                      ----------   -------   ----------   -------     -------    -------    ----------   ---------

Stock options exercised:
  July 1 through August
   31, 1987                   1.000       36,000       360       35,640       -           -          -             -        36,000
  July 23 through
   September 30, 1987         2.000       30,000       300       59,700       -           -          -             -        60,000
  July 29 through August
   26, 1987                   1.625        8,000        80       12,920       -           -          -             -        13,000
  May 20, 1988                1.062       20,000       200       21,050       -           -          -             -        21,250

Sold for cash in private
 placement net of placement
 costs, August 10, 1987
 through September 22, 1987   1.875      715,000     7,150    1,203,763       -           -          -             -     1,210,913

Acquisition and retirement
 of treasury stock,
 September 16, 1987           2.125       (5,000)      (50)     (10,575)      -           -          -            -       (10,625)

Sold to directors for cash,
 April 25 and 26, 1988        1.125       27,778       278       30,972       -           -          -            -        31,250

Net (loss)                      -            -         -            -         -           -          -        (556,490)   (556,490)
                                      ----------   -------   ----------   -------     -------    -------    ----------   ---------
    Balance at June 30, 1988          13,948,950   139,490   11,170,076       -           -          -      (9,418,398)  1,891,168
                                      ----------   -------   ----------   -------     -------    -------    ----------   ---------
                                                                                                                       (continued)

                   SOLV-EX CORPORATION AND SUBSIDIARIES
                     (DEVELOPMENT STAGE ENTERPRISES)

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                          THROUGH JUNE 30, 1996

                                                                                      COMMON                 DEFICIT
                                                                                       STOCK               ACCUMULATED
                              PRICE        COMMON STOCK      ADDITIONAL   COMMON     SUBSCRIP-   UNEARNED    DURING
                               PER    --------------------     PAID-IN     STOCK        TIONS    COMPEN-   DEVELOPMENT
                              SHARE     SHARES     AMOUNT      CAPITAL   SUBSCRIBED  RECEIVABLE   SATION      STAGE        TOTAL
                              -----   ----------   -------   ----------  ----------  ----------  --------  -----------   ---------
Stock options exercised:
  September 2, 1988 through
   June 8, 1989               1.000       54,478       545       53,933       -           -          -             -        54,478
  September 6, 1988 through
   June 28, 1989              1.047       25,522       255       26,464       -           -          -             -        26,719
  September 13, 1988 through
   May 3, 1989                1.625       36,500       365       58,948       -           -          -             -        59,313
  October 7, 1988 through
   May 8, 1989                2.125       20,000       200       42,300       -           -          -             -        42,500
  December 29, 1988 through
   March 29, 1989             2.312       13,757       137       31,676       -           -          -             -        31,813
  January 9 through June
   30, 1989                   1.219       75,000       750       90,655       -           -          -             -        91,405
  January 17 through
   January 23, 1989           1.438       91,208       912      135,825       -           -          -             -       136,737
  March 10, 1989              1.656       10,000       100       16,462       -           -          -             -        16,562
  June 2 through June
   8, 1989                    1.078       15,000       150       16,022       -           -          -             -        16,172

Sold to director for cash,
 September 3, 1988            1.750       20,000       200       34,800       -           -          -             -        35,000

Net (loss)                      -            -         -            -         -           -          -       1,035,074) (1,035,074)
                                      ----------   -------   ----------   -------     -------    -------   -----------  ----------
   Balance at June 30, 1989           14,310,415   143,104   11,677,161       -           -          -     (10,453,472)  1,366,793
                                      ----------   -------   ----------   -------     -------    -------   -----------  ----------

Stock options exercised:
  July 10, 1989 through
   September 8, 1989          1.078       77,753       778       83,050       -           -          -             -        83,828
  July 21, 1989 through
   October 6, 1989            1.047       55,000       550       57,028       -           -          -             -        57,578
  July 25, 1989 through
   October 4, 1989            1.219      148,076     1,480      178,986       -           -          -             -       180,466
  September 11 through
   September 20, 1989         1.234       81,012       810       99,190       -           -          -             -       100,000
  October 6, 1989             2.156       10,000       100       21,463       -           -          -             -        21,563
  October 6, 1989             0.813       10,000       100        8,025       -           -          -             -         8,125
  October 18, 1989            1.984       10,000       100       19,743       -           -          -             -        19,843
  May 11, 1990 through
   May 25, 1990               1.844       20,760       208       38,069       -           -          -             -        38,277
  May 18, 1990                1.656       15,000       150       24,694       -           -          -             -        24,844
  May 18, 1990                1.625       10,000       100       16,150       -           -          -             -        16,250

Stock issued in connection
 with acquisition of
 controlling interest in
 Can-Amera Oil Sands, Inc.,
 December 18, 1989            1.630       75,000       750      121,500       -           -          -             -       122,250

Sold to director for cash,
 June 7, 1990                 0.500       50,000       500       24,500       -           -          -             -        25,000
                                                                                                                       (continued)

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                              THROUGH JUNE 30, 1996

                                                                                                                   COMMON
                                                                                                                   STOCK
                                                       PRICE         COMMON STOCK       ADDITIONAL    COMMON      SUBSCRIP-
                                                        PER       --------------------     PAID-IN    STOCK        TIONS
                                                       SHARE      SHARES        AMOUNT    CAPITAL   SUBSCRIBED   RECEIVABLE
                                                       -----      ------        ------  ----------  ----------   ----------
Increase in additional paid-in capital for stock
  options                                                -            -         -          87,350        -           -

Increase in additional paid-in capital for Directors
  Compensation-Stock Purchase                            -            -         -         428,000        -           -

Net (loss)                                               -            -         -            -           -           -
                                                                ----------  ----------   ----------   -------   ---------
      Balance at June 30, 1990                           -      14,873,016     148,730   12,884,909      -           -
                                                                ----------  ----------   ----------   -------   ---------
Sold to director for cash, July 27, 1990                0.500      100,000       1,000       49,000      -           -

Stock options exercised:
  August 16, 1990 through August 20, 1990               1.500       20,000         200       29,800      -           -
  September 13, 1990                                    1.625        5,500          55        8,882      -           -
  May 1, 1991                                           1.500       10,000         100       14,900      -           -
  May 2, 1991                                           0.750       30,000         300       22,200      -           -
  May 2, 1991                                           1.000       25,000         250       24,750      -           -
  June 4, 1991                                          1.156       10,000         100       11,463      -           -

Issued to individuals as compensation for services,
  November 8, 1990                                      1.250        1,000          10        1,240      -           -

Sold to director for cash, March 12, 1991               1.156       21,620         216       24,784      -           -
Sold to director for cash, April 29, 1991               0.500      100,000       1,000       49,000      -           -

Increase in additional paid-in capital for
  Director Compensation-Stock Purchase                   -            -           -            -       78,125        -

Net (loss)                                               -            -           -            -         -           -
                                                                ----------  ----------   ----------   -------   ---------
      Balance at June 30, 1991                           -      15,196,136     151,961   13,199,053      -           -
                                                                ----------  ----------   ----------   -------   ---------

                                                                  DEFICIT
                                                                ACCUMULATED
                                                     UNNEARNED    DURING
                                                      COMPEN-   DEVELOPMENT
                                                      SATION       STAGE         TOTAL
                                                     ---------  -----------    ----------
Increase in additional paid-in capital for stock
  options                                                 -             -          87,350

Increase in additional paid-in capital for Directors
  Compensation-Stock Purchase                             -             -         428,000

Net (loss)                                                -       (1,384,785)  (1,384,785)
                                                     ---------  ------------   ----------
      Balance at June 30, 1990                            -      (11,838,257)   1,195,382
                                                     ---------  ------------   ----------

Sold to director for cash, July 27, 1990                  -             -          50,000

Stock options exercised:
  August 16, 1990 through August 20, 1990                 -             -          30,000
  September 13, 1990                                      -             -           8,937
  May 1, 1991                                             -             -          15,000
  May 2, 1991                                             -             -          22,500
  May 2, 1991                                             -             -          25,000
  June 4, 1991                                            -             -          11,563

Issued to individuals as compensation for services
  November 8, 1990                                        -             -           1,250

Sold to director for cash, March 12, 1991                 -             -          25,000
Sold to director for cash, April 29, 1991                 -             -          50,000

Increase in additional paid-in capital for
  Director Compensation-Stock Purchase                    -             -          78,125

Net (loss)                                                -        (700,382)     (700,382)
                                                     ---------  -----------    ----------
      Balance at June 30, 1991                            -     (12,538,639)      812,375
                                                     ---------  -----------    ----------

                                                                              (continued)



See accompanying notes to consolidated financial statements.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                       (DEVELOPMENT STAGE ENTERPRISES)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                             THROUGH JUNE 30, 1996


                                                                                                                  COMMON
                                                                                                                  STOCK
                                                       PRICE        COMMON STOCK         ADDITIONAL   COMMON     SUBSCRIP-
                                                        PER       -------------------      PAID-IN     STOCK       TIONS
                                                       SHARE      SHARES        AMOUNT     CAPITAL  SUBSCRIBED   RECEIVABLE
                                                       -----      ------        ------   ---------- ----------   ----------
Stock options exercised:
  July 19, 1991                                         1.500      7,000            70       10,430      -           -
  July 22, 1991                                         1.063     12,000           120       12,630      -           -
  July 31, 1991                                         1.500      8,000            80       11,920      -           -
  October 17, 1991 through November 7, 1991             1.380     35,000           350       47,950      -           -
  December 3, 1991                                      1.500      7,211            72       10,745      -           -
  January 15, 1992 through April 13, 1992               1.438     35,000           350       49,962      -           -
  February 26, 1992                                     1.840     19,500           195       35,685      -           -
  March 2, 1992                                         1.500     10,000           100       14,900      -           -
  March 31, 1992                                        1.690     15,000           150       25,163      -           -
  June 10, 1992                                         1.500     12,000           120       17,880      -           -

Sold to director for cash, August 23, 1991              0.500    100,000         1,000       49,000      -           -

Increases in additional paid-in capital for
  Directors Compensation-Stock Purchase                  -          -             -          87,500      -           -

Issued to individuals as compensation for services
  January 16, 1992                                      1.380     28,985           290       39,710      -           -

Issued to individuals for deferred and other
  compensation                                          1.250     217,000        2,170      269,080      -           -

Net (loss)                                               -           -            -          -           -           -
                                                                ----------  ----------   ----------   -------   ---------
      Balance at June 30, 1992                                  15,702,832     157,028   13,881,608      -           -
                                                                ----------  ----------   ----------   -------   ---------
                                                                ----------  ----------   ----------   -------   ---------

                                                                        DEFICIT
                                                                      ACCUMULATED
                                                         UNNEARNED      DURING
                                                          COMPEN-     DEVELOPMENT
                                                          SATION         STAGE         TOTAL
                                                         ---------    -----------     -------
Stock options exercised:
  July 19, 1991                                              -             -          10,500
  July 22, 1991                                              -             -          12,750
  July 31, 1991                                              -             -          12,000
  October 17, 1991 through November 7, 1991                  -             -          48,300
  December 3, 1991                                           -             -          10,817
  January 15, 1992 through April 13, 1992                    -             -          50,312
  February 26, 1992                                          -             -          35,880
  March 2, 1992                                              -             -          15,000
  March 31, 1992                                             -             -          25,313
  June 10, 1992                                              -             -          18,000

Sold to director for cash, August 23, 1991                   -             -          50,000

Increases in additional paid-in capital for
  Directors Compensation-Stock Purchase                      -             -          87,500

Issued to individuals as compensation for services
  January 16, 1992                                           -             -          40,000

Issued to individuals for deferred and other
  compensation                                               -             -         271,250

Net (loss)                                                   -         (758,434)    (758,434)
                                                        ---------  ------------    ---------
      Balance at June 30, 1992                               -      (13,297,073)     741,563
                                                        ---------  ------------    ---------
                                                        ---------  ------------    ---------
                                                                                 (continued)

See accompanying notes to consolidated financial statements.

                    SOLV-EX CORPORATION AND SUBSIDIARIES
                       (DEVELOPMENT STAGE ENTERPRISES)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                           THROUGH JUNE 30, 1996

                                                                                                                    COMMON
                                                                                                                    STOCK
                                                          PRICE           COMMON STOCK     ADDITIONAL    COMMON    SUBSCRIP-
                                                           PER     ---------------------    PAID-IN      STOCK       TIONS
                                                          SHARE       SHARES      AMOUNT    CAPITAL    SUBSCRIBED  RECEIVABLE
                                                        ---------  -----------   -------   ----------  ----------  ----------
Sold for cash in private placements, net of offering
  costs and commissions:
    July 7, 1992 through September 9, 1992                0.750        600,001     6,000     444,000        -           -
    October 30, 1992 through December 1, 1992             0.750        466,665     4,667     345,333        -           -
    December 31, 1992                                     1.341        157,500     1,575     209,705        -           -
    January 15, 1993                                      1.418         25,600       256      36,032        -           -
    February 28, 1993                                     1.358        120,000     1,200     161,813        -           -
    March 1, 1993                                         1.358        132,000     1,320     177,970        -           -
    April 6, 1993                                         2.500        100,000     1,000     222,750        -           -
    May 31, 1993                                          3.750        278,777     2,788   1,035,477        -           -
    June 30, 1993                                         3.750         28,000       280     104,720        -           -
    June 30, 1993                                         3.500        100,000     1,000     349,000        -           -

Issued to individuals as compensation for services
  and expenses, October 9, 1992                           1.250         30,065       301      37,280        -           -

Issued as compensation to an officer,
  October 9, 1992                                         1.313         50,000       500      65,125        -           -

Redemption of consolidated subsidiary,
  Can-Amera Oil Sands, Inc., long-term debt with
  Can-Amera Oil Sands, Inc. common stock                    -              -         -     1,447,980        -           -

Stock options exercised:
  December 9, 1992                                        1.188         10,000       100      11,775        -           -
  December 22, 1992                                       1.500         10,000       100      14,900        -           -
  January 15, 1993                                        1.500         10,000       100      14,900        -           -
  March 19, 1993                                          1.000         25,000       250      24,750        -           -
  March 19, 1993                                          1.188         17,211       172      20,266        -           -
  April 14, 1993                                          1.000         10,000       100       9,900        -           -
  June 30, 1993                                           1.500         13,000       130      19,370        -           -
  June 30, 1993                                           2.600          5,000        50      12,950        -           -

Sold to directors for cash,
  August 6, 1992 through October 16, 1992                 0.500        600,000     6,000     294,000        -           -

                                                                        DEFICIT
                                                                      ACCUMULATED
                                                         UNEARNED       DURING
                                                          COMPEN-     DEVELOPMENT
                                                          SATION         STAGE        TOTAL
                                                         --------     ------------  ---------
Sold for cash in private placements, net of offering
  costs and commissions:
    July 7, 1992 through September 9, 1992                  -                -        450,000
    October 30, 1992 through December 1, 1992               -                -        350,000
    December 31, 1992                                       -                -        211,280
    January 15, 1993                                        -                -         36,288
    February 28, 1993                                       -                -        163,013
    March 1, 1993                                           -                -        179,290
    April 6, 1993                                           -                -        223,750
    May 31, 1993                                            -                -      1,038,265
    June 30, 1993                                           -                -        105,000
    June 30, 1993                                           -                -        350,000

Issued to individuals as compensation for services
  and expenses, October 9, 1992                             -                -         37,581

Issued as compensation to an officer,
  October 9, 1992                                       (24,608)             -         41,017

Redemption of consolidated subsidiary,
  Can-Amera Oil Sands, Inc., long-term debt with
  Can-Amera Oil Sands, Inc. common stock                    -                -      1,447,980

Stock options exercised:
  December 9, 1992                                          -                -         11,875
  December 22, 1992                                         -                -         15,000
  January 15, 1993                                          -                -         15,000
  March 19, 1993                                            -                -         25,000
  March 19, 1993                                            -                -         20,438
  April 14, 1993                                            -                -         10,000
  June 30, 1993                                             -                -         19,500
  June 30, 1993                                             -                -         13,000

Sold to directors for cash,
  August 6, 1992 through October 16, 1992                   -                -        300,000
                                                                                   (continued)

   See accompanying notes to consolidated financial statements.

                    SOLV-EX CORPORATION AND SUBSIDIARIES
                       (DEVELOPMENT STAGE ENTERPRISES)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                           THROUGH JUNE 30, 1996

                                                                                                                    COMMON
                                                                                                                    STOCK
                                                          PRICE           COMMON STOCK     ADDITIONAL    COMMON    SUBSCRIP-
                                                           PER     ---------------------    PAID-IN      STOCK       TIONS
                                                          SHARE       SHARES      AMOUNT    CAPITAL    SUBSCRIBED  RECEIVABLE
                                                        ---------  -----------   -------   ----------  ----------  ----------
Increase in additional paid-in capital for
  Directors Compensation-Stock Purchase                     -            -           -       150,000        -           -

Net (loss)                                                  -            -           -           -          -           -
                                                                  ----------     -------  ----------    ---------  ---------
    Balance at June 30, 1993                                      18,491,651     184,917  19,091,604        -           -
                                                                  ----------     -------  ----------    ---------  ---------
Offering costs and commissions                              -            -           -       (74,662)       -           -

Earned compensation                                         -            -           -           -          -           -

Sold for cash in private placements, net of offering
  costs and commissions:
    December 27, 1993                                     3.000      168,000       1,680     474,600        -           -
    March 8, 1994                                         3.249      100,000       1,000     299,982        -           -
    May 4, 1994                                           2.720       60,000         600     161,784        -           -
    May 16, 1994                                          2.820       75,000         750     209,692        -           -
    June 3, 1994                                          2.750      350,000       3,500     954,187        -           -
    June 16, 1994                                         2.410      196,000       1,960     468,038        -           -

Issued to individuals as compensation for
  services and expenses:
    September 23, 1993                                    5.200       25,000         250     129,750        -           -
    March 1, 1994                                         5.200       10,000         100      51,900        -           -
    June 28, 1994                                         2.688        7,800          78      20,885        -           -
    June 28, 1994                                   5.000/5.700       22,200         222     119,298        -           -
    June 28, 1994                                         0.750       10,000         100       7,400        -           -
    June 28, 1994                                         1.500        5,000          50       7,450        -           -

Stock options exercised:
  December 14, 1994                                       1.500        8,334          83      12,418        -           -

Net (loss)                                                  -            -           -           -          -           -
                                                                  ----------     -------  ----------    ---------  ---------
    Balance June 30, 1994                                         19,528,985     195,290  21,934,326        -           -
                                                                  ----------     -------  ----------    ---------  ---------

                                                                        DEFICIT
                                                                      ACCUMULATED
                                                         UNEARNED       DURING
                                                          COMPEN-     DEVELOPMENT
                                                          SATION         STAGE        TOTAL
                                                         --------     ------------  ---------
Increase in additional paid-in capital for
  Directors Compensation-Stock Purchase                     -                -        150,000

Net (loss)                                                  -         (2,249,607)  (2,249,607)
                                                        -------      -----------   ----------
    Balance at June 30, 1993                            (24,608)     (15,546,680)   3,705,233
                                                        -------      -----------   ----------
Offering costs and commissions                              -                -        (74,662)

Earned compensation                                      24,608              -         24,608

Sold for cash in private placements, net of offering
  costs and commissions:
    December 27, 1993                                       -                -        476,280
    March 8, 1994                                           -                -        300,982
    May 4, 1994                                             -                -        162,384
    May 16, 1994                                            -                -        210,442
    June 3, 1994                                            -                -        957,687
    June 16, 1994                                           -                -        469,998

Issued to individuals as compensation for
  services and expenses:
    September 23, 1993                                  (52,000)             -         78,000
    March 1, 1994                                       (43,256)             -          8,744
    June 28, 1994                                           -                -         20,963
    June 28, 1994                                           -                -        119,520
    June 28, 1994                                           -                -          7,500
    June 28, 1994                                           -                -          7,500

Stock options exercised:
  December 14, 1994                                         -                -         12,501

Net (loss)                                                  -         (2,439,471)  (2,439,471)
                                                        -------      -----------   ----------
    Balance June 30, 1994                               (95,256)     (17,986,151)   4,048,209
                                                        -------      -----------   ----------
                                                                                   (continued)

See accompanying notes to consolidated financial statements.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                       (DEVELOPMENT STAGE ENTERPRISES)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                           THROUGH JUNE 30, 1996

                                                                                    COMMON                DEFICIT
                                                                                    STOCK               ACCUMULATED
                         PRICE         COMMON STOCK      ADDITIONAL     COMMON     SUBSCRIP-  UNEARNED    DURING
                          PER      --------------------    PAID-IN      STOCK       TIONS     COMPEN-   DEVELOPMENT
                         SHARE       SHARES     AMOUNT     CAPITAL    SUBSCRIBED  RECEIVABLE  SATION       STAGE        TOTAL
                      -----------  ----------  --------  -----------  ----------  ----------  --------  -----------  -----------
Earned compensation             -           -         -            -         -         -       95,256             -       95,256

Issued to individual
 as compensation
 July 1, 1994               2.440      10,000       100       24,275         -         -      (12,187)            -       12,188

Sold for cash in
 private placements,
 net of offering
 costs and commissions
 December 7, 1994           2.318     668,300     6,683    1,542,670         -         -            -             -    1,549,353


Stock options
 exercised:
  October 11, 1994          1.840     20,000        200       36,600         -         -            -             -       36,800
  November 10, 1994         1.500      8,334         83       12,418         -         -            -             -       12,501

Stock options
 exercised with
 stock                1.840/1.500     41,821        418        (418)         -         -            -             -            -

Net (loss)                      -          -          -           -          -         -            -    (1,079,600)  (1,079,600)
                                  ----------    -------- -----------    ------     -----     --------  ------------  -----------
    Balance at June
     30, 1995                     20,277,440     202,774  23,549,871         -         -      (12,187)  (19,065,751)   4,674,707
                                  ----------    -------- -----------    ------     -----     --------  ------------  -----------

Earned compensation             -          -           -           -         -         -       12,187             -       12,187

Issued to individual
 as compensation
 July 1, 1995 through
   November 30, 1995   7.44-11.00     10,200         102      39,652         -         -            -             -       39,754
  December 1, 1995
   through June 30,
   1996                6.25-38.00     13,000         130     133,744         -         -            -             -      133,874

Issued to GFL Advantage
 per private placement
 agreement                 17.270     30,000         300        (300)                                                          -
Sold for cash in
 private placements,
 net of offering costs
 and commissions
  July 21, 1995             5.696    100,000       1,000     568,625         -         -            -             -      569,625
  August 1, 1995            5.688    500,000       5,000   2,839,115         -         -            -             -    2,844,115
  January 23, 1996    15.00-19.00    543,860       5,439   8,994,561         -         -            -             -    9,000,000
  March 8, 1996            28.365  1,081,967      10,820  30,679,180         -         -            -             -   30,690,000

                                                                                                                     (continued)

See accompanying notes to consolidated financial statements.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                       (DEVELOPMENT STAGE ENTERPRISES)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                           THROUGH JUNE 30, 1996

                                                                                    COMMON                DEFICIT
                                                                                    STOCK               ACCUMULATED
                         PRICE         COMMON STOCK      ADDITIONAL     COMMON     SUBSCRIP-  UNEARNED    DURING
                          PER      --------------------    PAID-IN      STOCK       TIONS     COMPEN-   DEVELOPMENT
                         SHARE       SHARES     AMOUNT     CAPITAL    SUBSCRIBED  RECEIVABLE  SATION       STAGE        TOTAL
                      -----------  ----------  --------  -----------  ----------  ----------  --------  -----------  -----------
Stock options
 exercised:
  September 7, 1995       2.600        6,000          60      15,540         -         -            -             -       15,600
  October 5, 1995         1.500       10,000         100      14,900         -         -            -             -       15,000
  October 24, 1995        2.600        5,000          50      12,950         -         -            -             -       13,000
  December 12, 1995       1.500        8,332          83      12,415         -         -            -             -       12,498
  February 28, 1996   2.56-5.75       37,500         375     162,424         -         -            -             -      162,799
  March 1, 1996       1.38-2.56       12,500         125      17,715         -         -            -             -       17,840
  March 5, 1996       2.56-5.75       18,000         180      93,750         -         -            -             -       93,930
  March 8, 1996       2.56-5.75       44,000         440     200,185         -         -            -             -      200,625
  March 12, 1996          2.560        2,500          25       6,375         -         -            -             -        6,400
  March 26, 1996          2.560       10,000         100      25,500         -         -            -             -       25,600
  March 27, 1996          2.560        2,500          25       6,375         -         -            -             -        6,400
  April 3, 1996           2.560          500           5       1,275         -         -            -             -        1,280
  April 18, 1996          1.500       19,400         194      28,906         -         -            -             -       29,100
  April 24, 1996          2.560          500           5       1,275         -         -            -             -        1,280
  April 30, 1996      1.50-4.91       41,080         411        (411)        -         -            -             -            -
  May 22, 1996            2.560        1,000          10       2,550         -         -            -             -        2,560
  May 24, 1996            2.560        1,500          15       3,825         -         -            -             -        3,840
  June 10, 1996           1.500       50,000         500      74,500         -         -            -             -       75,000

Warrants exercised:
  December 3, 1995        3.625       10,237         102      37,007         -         -            -             -       37,109
  June 11, 1996           3.625        9,633          96      34,823         -         -            -             -       34,920

Net (loss)                    -            -           -           -         -         -            -    (6,202,177)  (6,202,177)
                                  ----------    -------- -----------    ------     -----     --------  ------------  -----------
    Balance at
     June 30, 1996                22,846,649    $228,466 $67,556,328    $    -     $   -     $      -  $(25,267,928) $42,516,866
                                  ----------    -------- -----------    ------     -----     --------  ------------  -----------
                                  ----------    -------- -----------    ------     -----     --------  ------------  -----------

See accompanying notes to consolidated financial statements.

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                  AND CUMULATIVE FROM JULY 2, 1980 (INCEPTION)

                                                         YEARS ENDED JUNE 30              CUMULATIVE
                                             ---------------------------------------   FROM JULY 2, 1980
                                                 1996          1995          1994         (INCEPTION)
                                             ------------   -----------   ----------   -----------------
Cash flows from operating activities:
  Net loss                                   $ (6,202,177)  $(1,079,600)  (2,439,471)    (25,267,928)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Depreciation and amortization                 249,516       152,935       71,172       1,369,577
    Write-off of mineral lease and other                -        58,088            -       1,505,541
    Gain on sale of equipment                           -        (1,157)         (35)        (15,078)
    Issuance of stock, warrants, and
     options for services performed               185,815       107,444      266,835       2,416,417
    Minority interest in loss of subsidiary             -             -            -        (113,920)
    Changes in certain assets
     and liabilities:
      Receivables and other assets             (7,044,111)       94,298       (9,803)     (7,122,971)
      Accounts payable and accrued expenses     3,941,896       443,140     (146,798)      4,459,385
      Accrued deferred interest                         -             -            -         167,260
      Deferred compensation                             -             -       33,000         370,250
                                             ------------   -----------   ----------    ------------
        Net cash used by operating activities   8,869,061      (224,852)  (2,225,100)    (22,231,467)
                                             ------------   -----------   ----------    ------------

Cash flows from investing activities:
  Proceeds from short-term investments                  -             -            -       2,296,745
  Additions to property, plant and equipment  (21,937,924)   (1,767,815)    (163,220)    (27,119,747)
  Proceeds from sale of equipment                       -         1,157           35          15,078
  Expenditures for short-term investments               -             -            -      (2,100,000)
  Cash acquired in excess of payment for
   the purchase of a majority interest in
   Can-Amera Oil Sands, Inc.                            -             -            -          97,976
  Expenditures for patents                        (31,833)     (145,076)     (14,851)       (405,886)
  Expenditures for other                         (367,110)          (27)           -        (256,569)
                                             ------------   -----------   ----------    ------------
        Net cash provided by (used for)
         investing activities                 (22,336,867)   (1,911,761)    (178,036)    (27,472,403)
                                             ------------   -----------   ----------    ------------

Cash flows from financing activities:
  Proceeds from issuance of short and
   long-term debt                              34,187,093             -            -      34,515,282
  Proceeds from issuance of common stock       43,858,521     1,598,654    2,515,612      63,227,522
  Principal payments on short and
   long-term debt                              (1,181,154)      (12,414)     (11,207)     (1,416,016)
  Payment of costs associated with
   proposed financing                          (2,610,684)      (48,064)     (79,978)     (2,738,726)
  Other                                                               -            -          18,375
                                             ------------   -----------   ----------    ------------
        Net cash provided by financing
         activities                            74,253,776     1,538,176    2,424,427      93,606,437
                                             ------------   -----------   ----------    ------------

Change in cash and cash equivalents          $ 43,047,848      (598,437)      21,291      43,902,567
                                             ------------   -----------   ----------    ------------
                                             ------------   -----------   ----------    ------------
                                                                                         (continued)

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                  AND CUMULATIVE FROM JULY 2, 1980 (INCEPTION)

                                                         YEARS ENDED JUNE 30              CUMULATIVE
                                             ---------------------------------------   FROM JULY 2, 1980
                                                 1996          1995          1994         (INCEPTION)
                                             ------------   -----------   ----------   -----------------
Change in cash and cash equivalents,
 forwarded                                   $ 43,047,848      (598,437)      21,291       43,902,567

Cash and cash equivalents at beginning
 of period                                        854,719     1,453,156    1,431,865                -
                                             ------------   -----------   ----------     ------------

Cash and cash equivalents at end of period   $ 43,902,567   $   854,719    1,453,156       43,902,567
                                             ------------   -----------   ----------     ------------
                                             ------------   -----------   ----------     ------------

Supplemental disclosure of cash
 flow information:
  Interest paid (net of amounts capitalized) $  4,011,450   $     8,799        8,558        4,221,176
                                             ------------   -----------   ----------     ------------
                                             ------------   -----------   ----------     ------------

Noncash investing and financing activities:
  Issuance of stock for minerals lease       $          -   $         -            -          281,000
                                             ------------   -----------   ----------     ------------
                                             ------------   -----------   ----------     ------------

Acquisition of controlling interest in
  Can-Amera Oil Sands, Inc. for cash of
   $150,000 and 75,000 shares of common
   stock valued at $122,250. In conjunction
   with the acquisition, liabilities were
   assumed as follows:
    Fair value of assets acquired            $          -   $         -            -        1,659,211
    Cash and stock paid for capital stock    $          -   $         -            -         (272,250)
    Minority interest                        $          -   $         -            -         (113,920)
                                             ------------   -----------   ----------     ------------
    Liabilities assumed                      $          -   $         -            -        1,273,041
                                             ------------   -----------   ----------     ------------
                                             ------------   -----------   ----------     ------------

Issuance of stock for deferred compensation  $          -   $         -            -          271,250
                                             ------------   -----------   ----------     ------------
                                             ------------   -----------   ----------     ------------

Issuance of subsidiary stock for redemption
  of Can-Amera notes                         $          -   $         -            -        1,447,980
                                             ------------   -----------   ----------     ------------
                                             ------------   -----------   ----------     ------------

See accompanying notes to consolidated financial statements.

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

                    Notes to Consolidated Financial Statements

                          June 30, 1996, 1995, and 1994

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  OPERATIONS AND ORGANIZATION

          Since its inception on July 2, 1980, Solv-Ex Corporation (the Company) has devoted its resources primarily to the development of a process for the extraction of bitumen, a semi-solid hydrocarbon compound which can be converted into synthetic crude oil, from oil sands. In recent years, it has advanced the patented processes to include recovery of metals and minerals from the fine clays contained in the oil sands, either from (i) waste tailings generated by others from primary production of bitumen from oil sands or (ii) from fine clays associated with the oil sands which can be recovered in connection with the Company's production of bitumen from oil sands on its own leases.

          The Company is currently developing and constructing an initial stage oil extraction plant on one of the two oil sands leases which it owns in northern Alberta.

          In May 1996, Solv-Ex incorporated Solv-Ex Canada Limited in Alberta,
            Canada, as a wholly owned subsidiary expected to be the operating entity for Canadian operations.

          In addition, the Company's wholly owned subsidiary, Duo-Ex Corporation
            (Duo-Ex), and Duo-Ex's wholly owned subsidiary, Shale Research, Inc. (Shale), were engaged in the research and development of a process to extract oil from oil shale. The two companies are currently inactive.

          The Company formed a wholly-owned subsidiary, Applied Remedial
            Technology, Inc., in January, 1993 to operate its pilot plant and to pursue commercial applications of its process toward environmental clean up, primarily in the field of hydrocarbon contamination.

          The Company has a controlling interest in Can-Amera Oil Sands, Inc.,
            ("Can-Amera") a Canadian company. Historically, Can-Amera was principally involved in the exploration and development of oil sands deposits in Canada and now holds a royalty of C$.07 per barrel in production which may be obtained from the oil sands lease which the Company acquired from Can-Amera.

          Although the Company in prior years has generated revenues from a contract for the use of its pilot plant

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

                    Notes to Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (a)  OPERATIONS AND ORGANIZATION (CONTINUED)

            and engineering services and from Government subcontracts, the Company has not, as of June 30, 1996, generated revenues from the sale or the operation of its principal product, the oil sand extraction process. Therefore, the accompanying consolidated financial statements have been presented as those of development stage enterprises in accordance with Financial Accounting Standards Board STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 7.

     (b)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company, and all of its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

     (c)  MINERAL EXPLORATION AND DEVELOPMENT COSTS

          Costs incurred to explore mineral properties are charged to operations in the year incurred. Costs incurred to develop mineral leases for mining are capitalized. In the event the capitalized costs are determined by management not to be economically recoverable, such costs are charged to operations in the period in which that determination is made.

     (d)  CONSTRUCTION IN PROCESS

          Construction in process consists of preliminary engineering, detailed engineering, preparation of permit applications and an Environmental Impact Assessment and other direct costs associated with construction of an initial commercial-scale plant in Canada.

     (e)  DEPRECIATION AND AMORTIZATION

          Pilot plant building, field and laboratory equipment, and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, approximately three to fifteen years.

          Amortization of leasehold improvements is computed using the straight-line method over the terms of the lease or estimated useful lives of the assets, whichever is shorter, approximately three to fifteen years.

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

                    Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (e)  DEPRECIATION AND AMORTIZATION (CONTINUED)

          The Company's policy is to capitalize interest cost on long-term construction projects. Interest costs capitalized is approximately $256,000 during 1996 and none during each of the two fiscal years ended June 30, 1995 and 1994.

     (f)  RESEARCH AND DEVELOPMENT

          The costs associated with research and development, including modification of the pilot plant for development or improvement of technology, are expensed as incurred. During the fiscal year ended June 30, 1995, $2,032,956 in funds received from United Tri-Star Resources Ltd. under an agreement to perform work in contemplation of development of the Company's oil sands lease were recorded as an offset to expense under "Research and development funded by others." No research and development funds were received from others during the fiscal years ended June 30, 1996 or 1994.

     (g)  STOCK OPTIONS AND WARRANTS

          The Company accrues the excess, if any, of the quoted market price over the exercise price of options and warrants at the measurement date (generally the date of issue) as expense over the period earned by the holder. The expense is recorded as a charge to earnings and as a credit to additional paid-in capital. At time of exercise, the excess of cash received from the holder over the par value is credited to additional paid-in capital.

          In October 1995, the FASB issued Financial Accounting Standard No. 123
            ("FAS 123"), "Accounting for Stock Based Compensation." Under the provisions of FAS 123, companies may elect to account for stock-based compensation plans using a fair-value-based method or may continue measuring compensation expense for those plans using the intrinsic-value-based method. Companies electing to continue using the intrinsic-value-based method must provide pro forma disclosures of net income and earning per share as if the fair-value-based method had been applied. The Company intends to continue to account for stock-based compensation using the intrinsic-value-based method and, as such, FAS 123 will not have an impact on the Company's results of operations or financial position. FAS 123 becomes effective in fiscal year 1997.

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

                    Notes to Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (h)  INCOME TAXES

          The Company accounts for income taxes using the asset and liability method. Using this method, deferred tax assets and liabilities are provided on differences between the financial statement and income tax bases of assets and liabilities using estimated income tax rates for the year in which the differences are expected to reverse.

     (i)  LOSS PER COMMON SHARE

          Loss per common share is based on the weighted average shares outstanding during the period. Stock options, warrants and common stock held as security for indebtedness are excluded from loss per share calculations because of their anti-dilutive effect.

     (j)  STATEMENT OF CASH FLOWS

          For purposes of the statements of cash flows, cash equivalents include amounts invested in interest-bearing deposits with maturities of 90 days or less.

     (k)  FOREIGN CURRENCY TRANSLATION

          All foreign currencies are translated into U.S. dollars using the translation procedures specified in STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 52. For application of such procedures, the U.S. dollar is the functional currency. All amounts herein are stated in U.S. dollars except amounts preceded by a "C" denoting Canadian dollars.

     (l)  INTANGIBLES

          Patent costs are amortized over their remaining life.

          The Company is in the process of efforts to complete financing arrangements for additional capital to add further capacity to the initial commercial plant currently under construction. Costs paid for origination fees associated with such financings have been deferred and will be deducted from the proceeds if the financings are completed or will be charged to the results of operations when it is determined that they no longer have future value.

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

                    Notes to Consolidated Financial Statements


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (m)  CARRYING VALUE OF ASSETS

          The Company reviews the carrying value of its assets on a regular basis to determine whether any changes have occurred which may impair such value or which otherwise may affect the classification of such assets in its financial statements. Any impairments to asset carrying values will be charged to results of operations in the period in which a determination of impairment has been made.

     (n)  FINANCIAL INSTRUMENTS

          Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments", requires the fair value of financial instruments be disclosed. The Company's financial instruments are accounts and notes receivable, accounts payable, and long-term debt. The carrying amounts of accounts receivable, accounts payable, and long-term debt, because of their terms and nature, approximate fair value.

     (o)  USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)  ACQUISITION OF MINERAL LEASE

     In 1988, the Company acquired an oil sands lease in the Athabasca region of Alberta, Canada. Additional payments are to be made to Can-Amera, a subsidiary of the Company, at a rate of C$.07 per barrel when production begins. The lease provides for successive 21 year renewal terms if the property is in production at the end of the preceding term. Under the lease terms, construction and operation of a plant having a minimum processing capacity of 10,000 tons per day of bituminous sands or 10,000 barrels of bitumen per day by December 14, 1997 will satisfy the requirements for renewal. As a practical matter, the Company does not anticipate any difficulty in proceeding with third

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

                    Notes to Consolidated Financial Statements

(2)  ACQUISITION OF MINERAL LEASE (CONTINUED)

       term renewal. Moreover, government regulations allow for third term renewal without production on terms which the Company could easily meet in any event, and recent proposed regulations offer the probability that requirements for third term renewal will be further liberalized in an effort to encourage additional oil sands development. The Company does not believe there is a material risk that the lease will be terminated at the expiration of the second term and will take such action as may be necessary or advisable to extend the lease.

     The production royalty is established by the Alberta Provincial government and expected to be 1% of gross revenues until invested capital (including imputed interest and including capital which may be spent for plant expansion) is recovered, at which time the royalty is expected to be based upon a percentage of net operating revenues. The Company has held several discussions with the government regarding computation of royalty for an operation co-producing minerals and metals with the oil and it has not yet been determined how this will affect computation of royalties. Payment of royalties to the government is not expected to have a significant impact on operation of the initial stage oil plant and, depending upon the ability of the Company to expand initial operations, may not have a significant impact until commercial operations have been fully established at ultimate rates of production.

     On July 20, 1995, the Company acquired the Fort Hills oil sands lease from Petro-Canada for a cash consideration of approximately US$440,000, of which 10% was paid by United Tri-Star Resources Ltd. which acquired an undivided 10% working interest in the lease from the Company pursuant to its agreement with the Company. The lease adjoins the Company's Bitumount oil sands lease to the north, east and south, is much larger in acreage and is known to contain a substantially larger resource base on the basis of work performed by Petro-Canada and reviewed by the Company's consultants. In the event production is obtained from the lease, Petro-Canada will also receive certain payments out of production to a maximum amount of C$20 million, which is approximately US$14.6 million at current exchange rates. The terms of the Fort Hills Lease are the same as for the Bitumount Lease, except that the second term does not expire until February 18, 2002 and the production

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

                    Notes to Consolidated Financial Statements

       requirement to extend the lease beyond the second term is 25,000 barrels per day.

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

                    Notes to Consolidated Financial Statements

(3)  LONG-TERM DEBT

     Long-term debt is as follows:

                                                      June 30
                                               ---------------------
                                                 1996         1995
                                               --------     --------

     Convertible note payable at 12%;
       matures April 30, 1999' first
       year's interest prepaid; interest
       payable quarterly in each of the
       second and third years; principal
       is convertible into the Company's
       common stock at the option of the
       lender at a conversion price of
       $32.50 per share; secured
       by 1,016,000 shares of the
       Company's common stock issued
       in the name of the Company           $33,000,000         -


     Mortgage note payable to bank at
       prime rate plus 1.5% (9.75% at
       June 30, 1996); payable in
       monthly installments of $792
       plus interest; matures
       June 30, 1998; secured by
       pilot plant land and buildings
       with a depreciated cost at
       June 30, 1996 of $332,425               $ 66,500       76,000

     Other                                       15,867          427
                                            -----------   ----------
     Total long-term debt                    33,082,367       76,427
     Less current installments                   25,367        9,927
                                            -----------   ----------
     Long-term debt,
       excluding current installments      $ 33,057,000   $   66,500
                                           ------------   ----------
                                           ------------   ----------

     Principal maturities of long-term debt as of June 30, 1996 are as follows:

            1997                           $  25,367

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

                    Notes to Consolidated Financial Statements

            1998                                   57,000
            1999                               33,000,000
                                             ------------
                                             $ 33,082,367
                                             ------------
                                             ------------

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

                    Notes to Consolidated Financial Statements

(4)  STOCKHOLDERS' EQUITY

     The following describes certain activity affecting stockholders' equity:

     (a)  DIRECTORS COMPENSATION-STOCK PURCHASE

          In July, 1992, the Board of Directors granted to its members the right to purchase 600,000 shares of restricted common stock at a purchase price of $.50 per share in cash. The difference between the exercise price of $.50 and the market price at the date of exercise, $.75 for restricted non-registered shares, was recorded as compensation. All shares were purchased by four directors in August and October, 1992, and compensation of $150,000 was recorded.

    (b)   STOCK FOR SERVICES AND EXPENSES

          In September, 1993, an officer of the Company received 25,000 shares of non-registered, forfeitable common stock as compensation. The stock had a fair market value of $5.20 and compensation of $78,000 was recorded for the year ended June 30, 1994. Unearned compensation of $52,000 at June 30, 1994 was recognized through January, 1995, the date that forfeitability ceased.

          In March, 1994, an employee of the Company received 10,000 shares of non-registered, forfeitable common stock as compensation. The stock had a fair market value of $5.20, and compensation of $8,744 was recorded for the year ended June 30, 1994. Unearned compensation of $43,256 at June 30, 1994 will be recognized through January, 1996, the date that forfeitability ceases.

          During June, 1994, the Company issued to an employee 22,200 shares of non-registered common stock at $5.00 to $5.70 per share in exchange for employment services rendered during the fiscal year. At such time, the same employee was also issued 7,800 shares of such stock at $2.69 per share in exchange for employment services rendered during the prior year. The issuance price of the common stock represents the market value of the common stock when the services were rendered.

          During June, 1994, the Company also issued to two employees 10,000 and 5,000 shares, respectively, of non-registered common stock at $.75 and $1.50 per share, respectively, in exchange for employment

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

                    Notes to Consolidated Financial Statements

(4) STOCKHOLDERS' EQUITY (CONTINUED)

    (b)   STOCK FOR SERVICES AND EXPENSES (CONTINUED)

            services rendered during the prior fiscal year. The issuance price of the common stock represents the market value of the common stock when the services were rendered.

    (c)   STOCK OPTIONS

          The Company had adopted a non-qualified stock option plan in which options were granted to certain officers, directors, and key employees of the Company at a price determined at the time the options were granted. The options are exercisable for a period of not more than five years from the date of grant. The plan terminated July 2, 1990, and, as a result no additional options may be granted under the plan and options that were granted under this Plan have been exercised or have expired.

          The following table summarizes certain information relative to the non-qualified stock option plan:

                                                            Years ended June 30
                                                            -------------------
                                                              1996       1995
                                                            --------   --------
          Options outstanding at beginning of year               -       59,240
          Expired                                                -       20,000
          Exercised                                              -       39,240
                                                            --------   --------
          Options Outstanding at end of year                     -            -
          Option price range at end of year                    n/a        $1.84



          The Company has also adopted an incentive stock option plan under which options are granted to certain officers and employees of the Company and its subsidiaries to purchase common shares at a price equal to the fair market value at the date of grant, and the options are exercisable within five years from the date of grant. The option price for individuals owning more than 10 percent of the Company's common stock must be equal to 110 percent of the fair market value of the common stock at the date of grant. The incentive stock option plan will terminate October 8, 2002.

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

                    Notes to Consolidated Financial Statements



(4) STOCKHOLDERS' EQUITY (CONTINUED)

    (c)   STOCK OPTIONS (CONTINUED)

          The following summarizes certain information relative to the incentive stock option plan:

                                                               Years ended June 30
                                                          -----------------------------
                                                              1996             1995
                                                          ------------     ------------
          Options outstanding at beginning of year             861,500          549,000
          Granted                                              308,000          353,500
          Expired                                                8,000           58,000
          Exercised                                            203,400             -
                                                          ------------     ------------
          Options outstanding at end of year                   958,100          861,500
                                                          ------------     ------------
                                                          ------------     ------------
          Option price range at end of year                $1.50-21.50      $1.50-$5.75
          Price range for exercised options                $1.50-$5.75            n/a
          Options exercisable at end of year                   525,850          540,000
          Options available for grant at end of year            26,500          155,500


          The shares available under the incentive option plan are registered under the Securities Act of 1933.

          The Company has no registered shares available for exercise under an incentive stock option plan which was terminated in October, 1992. During the fiscal year ended June 30, 1996, options to purchase 35,832 shares at prices ranging from $1.50 to $2.60 per share were exercised under the plan.

          In October, 1992, the Company established a non-qualified stock option plan for directors who are not employees of the Company. Options are to be granted to purchase common shares at a price equal to the fair market value at the date of grant. The options are exercisable within 5 years from the date of grant. The plan provides for 500,000 shares to be awarded to nonemployee directors through non-qualified stock options. The plan will terminate October 8, 2002 and provides at a minimum that each eligible director receive an option to purchase 10,000 shares of common stock on each annual meeting date.

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

                    Notes to Consolidated Financial Statements



(4) STOCKHOLDERS' EQUITY (CONTINUED)

    (c)   STOCK OPTIONS (CONTINUED)

          The following summarizes certain information relative to the non-qualified stock option plan for directors which are not employees of the Company:

                                                               Years ended June 30
                                                          -----------------------------
                                                              1996             1995
                                                          ------------     ------------
          Options outstanding at end of year                   150,000           95,000
          Granted                                               50,000           55,000
          Expired                                                 -                -
          Exercised                                             45,000             -
                                                          ------------     ------------
          Options outstanding at end of year                   155,000          150,000
                                                          ------------     ------------
                                                          ------------     ------------
          Option price range at end of year               $1.50-$13.81      $1.50-$4.91
          Price range for exercised options                $1.50-$4.91            n/a
          Options exercisable at end of year                   155,000          125,000
          Options available for grant at end of year           300,000          325,000


          The shares available under this non-qualified stock option plan for directors are registered under the Securities Act of 1933.

(5) GRANT AND CONTRACT OBLIGATIONS

    On October 29, 1982, the Company entered into a professional services agreement with an agency of the State of New Mexico. The agreement provided that allowable expenditures for certain research and development activities conducted through November 30, 1983, would be funded by the agency. On June 30, 1984, the allowable research activities had been completed and $407,760 had been funded by the agency. The agreement provided that if a commercial plant was not constructed in New Mexico, and was subsequently constructed outside the State, the Company would be required to repay all grant funds at the rate of 2 percent of the gross proceeds received from operation of the plant.

    In November, 1992, the Company entered into an agreement with and received a funding commitment from Alberta Oil Sands Technology and Research Authority (AOSTRA) for up to $300,000 for continued research and development of the extraction process. At June 30, 1993, the allowable research activities had been completed. In exchange for funding, AOSTRA is entitled to recover up to three times the

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

                    Notes to Consolidated Financial Statements

(5) GRANT AND CONTRACT OBLIGATIONS (CONTINUED)

      amount of its funding from certain defined future commercial operations which use the technology.

    In August, 1994, effective as of July 1, 1994, the Company entered into an agreement with and is to receive funding to complete a feasibility report and related pre-construction activities on the Company's oil sands lease in Northern Alberta from United Tri-Star Ltd., Calgary ("UTS"). Pursuant to the agreement, UTS also acquired an undivided 10% working interest in the Bitumount Lease and has the option to acquire 10% of any working interest acquired by Solv-Ex (on the same terms and conditions as Solv-Ex) in other projects for oil sands development in the Athabasca Region using the Solv-Ex technology. The Company is currently in the process of finalizing a limited partnership agreement with UTS pursuant to which UTS will pay its 10% share of projects costs, $500,000 of which has already been paid by UTS pursuant to an informal understanding pending completion of financing arrangements for the project.

(6) INCOME TAXES

    At June 30, 1996, the Company and its subsidiaries, excluding amounts for foreign taxes, had net operating loss carryforwards, and research and experimentation tax credit and investment tax credit carryforwards for income tax and financial reporting purposes as follows:

                    Net                                Tax Credits
    Year of      Operating            Research &
  Expiration       Loss             Experimentation                   Investment
  ----------    ----------          ---------------                   ----------
     1997       $  251,000               44,000                            1,000
     1998          875,000               61,000                            3,000
     1999        3,708,000              213,000                           14,000
     2000        1,896,000               23,000                            1,000
     2001        1,121,000                  -                                 -
     2002          154,000                  -                                 -
     2003          582,000                  -                                 -
     2004          990,000                  -                                 -
     2005          708,000                  -                                 -
     2006          456,000                  -                                 -
     2007          402,000                  -                                 -

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

                    Notes to Consolidated Financial Statements


     2008        2,596,000                  -                                 -
     2009        2,556,000                  -                                 -
     2010        1,101,000                  -                                 -
     2011        6,220,000                  -                                 -
               -----------              -------                           ------
               $23,616,000              341,000                           19,000
               -----------              -------                           ------
               -----------              -------                           ------

    The Company's Canadian subsidiary, Can-Amera, which is subject to Canadian taxation, has net operating loss carryforwards for income tax and financial reporting purposes of approximately $C20,000 which expire ratably for income tax purposes through December of 2001.

(7) INCOME TAXES (CONTINUED)

    Significant components of deferred tax assets and liabilities were as follows:
                                                               June 30
                                                               -------
                                                          1996         1995
                                                          ----         ----
    Deferred tax assets:
       Deferred compensation                         $    38,000        38,000
       Tax credits and carryforwards                   9,806,000     7,350,000
                                                     -----------    ----------
          Total Deferred tax assets                    9,844,000     7,388,000

          Less valuation allowance                    (9,734,000)   (7,278,000)
                                                     -----------    ----------

            Net deferred tax assets                      110,000       110,000
                                                     -----------    ----------

    Deferred tax liabilities:
       Patents                                          (109,000)     (109,000)
       Other                                              (1,000)       (1,000)
                                                     -----------    ----------
          Total deferred tax liabilities                (110,000)     (110,000)
                                                     -----------    ----------
          Net deferred taxes                         $     -             -
                                                     -----------    ----------
                                                     -----------    ----------

    In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the Company's history of operating losses, management believes the ultimate realization of the deferred tax assets is not assured. Therefore, the Company has provided a valuation allowance to fully reserve the net deferred taxes.

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)

                    Notes to Consolidated Financial Statements

(7) LIQUIDITY

    Historically, the Company has principally met its obligations and its working capital requirements through the sale of common stock. During the fiscal year ended June 30, 1996, the Company sold common stock and issued convertible debt, which generated a total of approximately $73,000,000 in additional funding.

    This significant increase in funding, relative to any prior activity, allowed the Company to continue construction of the initial stage commercial plant on leased property in Alberta, Canada. With the availability of these significant funds and its 10% partner UTS, the Company now believes that it will be able to successfully complete construction of the initial stage commercial plant and initiate commercial production and sale of bitumen in the first quarter of calendar year 1997.

    As a result of the capital raised during the year and the other events and circumstances herein described, the Company believes that its current capital position is sufficient to conduct normal operations, meet its obligations when due and to construct and operate the Company's initial stage commercial plant with minimal modifications.

(8) RELATED PARTY TRANSACTIONS

    The Company's Chairman and Chief Executive Officer has a note payable to the Company in the principal amount of approximately $1,500,000, which is payable upon demand and bears interest at 5.87% per annum.

    A Vice President in charge of the Company's Calgary operations, is the owner of Alcoss Enterprises, Ltd., an engineering firm which provides services to the Company in connection with the plant being constructed on the Bitumount Lease. Alcoss retained contractors and subcontractors on behalf of the Company and has passed these costs through to the Company with a small allowance to cover general and administrative expenses. Payments made to Alcoss for the years ended 1996, 1995 and 1994 were $2,249,522, $295,585 and $54,127 respectively.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The table below sets forth the name, age and all positions held with the Company (including length of service) by each director and executive officer of the Company.


        NAME                   Age               Offices Held              Length of
                                                                            Service
- ---------------------------------------------------------------------------------------
   John S. Rendall              62          Chairman, Chief Executive      Since 1980
                                              Officer, and Director            (1)

    W. Jack Butler              77            President and Director       Since 1991
                                                                               (2)

Herbert M. Campbell II          52            Senior Vice President,       Since 1992
                                              General Counsel, and             (3)
                                                    Director

      J.E. Czaja                65           Vice President - Canada       Since 1993

  Julius D. Heldman             77                  Director               Since 1980
                                                                               (4)

 M. Norman Anderson             65                  Director               Since 1986
                                                                               (5)

 Thompson MacDonald             49                  Director               Since 1993
                                                                               (6)

  M.E. (Pat) Davey              70                  Director               Since 1995
                                                                               (7)

Annette L. Cottrell             36                  Secretary              Since 1995

   Stephen Lane                 50               Vice President            Since 1995

    Aldo Corti                  50               Vice President            Since 1995

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

(c)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

     There are no significant employees who are not also directors or executive officers of the Company.

(d)  FAMILY RELATIONSHIPS

     There are no family relationships among persons who are directors or executive officers of the Company.

(e)  BUSINESS EXPERIENCE

     The following sets forth the business experience of the directors and executive officers of the Company named above. No director of the Company is a director of any other company which is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, except as described below.

     JOHN S. RENDALL was associated with RTL Contractor Holdings, S.A. from 1977 through 1979 as plant manager of RTR Oil Sands (Alberta) Ltd. (a subsidiary of Rio-Tinto, Inc.), an oil sands extraction pilot plant at Fort McMurray in Canada. From June 1979 through December 1979, he was also a part-time sales representative for RTL and RTR in the United States, responsible for the licensing of certain patents which he had sold to these companies.

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

     M.E. ("PAT") DAVEY holds B.S. degree in Mechanical Engineering from the Washington State University and is currently acting as a consultant to manage the Solv-Ex program for production of aluminum from alumina in a new electrolytic cell. Mr. Davey has more than 40 years of experience in the aluminum smelting industry in both management and consulting positions. He worked on a wide variety of plant development and management assignments for Kaiser Aluminum & Chemical Corporation in the U.S. and several foreign countries. Mr. Davey retired from Kaiser as International Engineering and Maintenance Manager in 1982 and has been active as a consultant to the aluminum smelting industry since his retirement.

     ANNETTE L. COTTRELL has been Secretary of the Company since 1995. She has been employed by the Company as its Controller since July 1995. Prior to then, she was Chief Financial Officer and Corporate Secretary with Vivigen, Inc., a publicly-traded medical laboratory, from 1987 to 1993, and was controller for a law firm during 1994. Ms. Cottrell received a Bachelor of Science degree from Colorado State University in 1982 and is a Certified Public Accountant in New Mexico and Colorado.

     STEPHEN LANE has been Vice President of the Company since 1995 and manages construction activities for the Bitumount oil sands project. He and has been employed by the Company since 1994. He holds a Bachelor of Science degree from Carleton University

(Ottawa), a Master of Chemical Engineering degree from McMaster University (Hamilton) and an MBA degree in finance from the University of Alberta. From 1981, he was involved with his own natural resource companies (including oil sands-related work) and has previous experience with Dome Petroleum Ltd. and Syncrude Canada Limited.

     ALDO CORTI has been Vice President of the Company since 1995 and manages the offices of the Company in Calgary, Alberta. He has been employed by the Company since 1993. Until 1993 Dr. Corti was vice president of RTR Oil Sands (Alberta) Ltd. and RTR Oil Sands (Canada) Ltd. He has also participated in several mineable and IN SITU oil sands projects with Gulf Canada, Petro Canada, and Suncor, and has been involved in the oil sands industry since 1977. Dr. Corti holds a PhD. in Chemical Engineering from Polytechnic University, Milano.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     None of the directors or executive officers of the Company have been involved in any legal proceedings of the nature described in Item 401(f) of Regulation S-K.

(g)  PROMOTERS AND CONTROL PERSONS

     This item is not applicable inasmuch as the Company has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, for more than the past twelve months.

(h)  SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based upon the Company's review of copies of forms it receives from officers and directors and upon representations it receives from certain of such persons, the Company believes that during the fiscal year ended June 30, 1996, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 were made by such persons on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

(a) and (b) SUMMARY COMPENSATION TABLE

     The table which follows sets forth information concerning the compensation to the Chief Executive Officer of the Company for the 1993, 1994 and 1995 fiscal years. During the periods, the Company had no other executive officer whose annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

- ------------------------------------------------------------------------------------------------------------------------------------
                                       ANNUAL     COMPENSATION (CONTINUED)      LONG TERM    COMPENSATION  (CONTINUED)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                  AWARDS        AWARDS       PAYOUTS
- ------------------------------------------------------------------------------------------------------------------------------------
NAME                        YEAR     SALARY ($)     BONUS ($)    OTHER ANNUAL   RESTRICTED   OPTIONS/SARS  LTIP PAYOUTS  ALL OTHER
                                                                 COMPENSATION  STOCK AWARDS     (#) (1)      ($) (1)    COMPENSATION
                                                                      ($)           ($)
- ------------------------------------------------------------------------------------------------------------------------------------
John S. Rendall,            1996       120,000          -0-          6,000          -0-           -0-          -0-          -0-

Chairman and CEO            1995       120,000          -0-          6,000          -0-         100,000        -0-          -0-

                            1994        89,372          -0-           -0-           -0-           -0-          -0-        33,000(2)

Herbert M. Campbell, II     1996        90,000        200,000         -0-           -0-           -0-          -0-          -0-

Sr. VP and                  1995        90,000          -0-           -0-           -0-         60,000         -0-          -0-

General Counsel             1994        72,000          -0-           -0-           -0-         75,000         -0-          -0-


(1) The Company does not have in effect either a plan of Stock Appreciation Rights ("SAR's") or a Long-Term Incentive Plan.

(2) Effective January 1, 1989, Mr. Rendall agreed to a salary deferment of approximately 50% (including automobile allowance) until such time as the operations and financial condition of the Company permit resumption of full salary payments. As of June 30, 1996, the aggregate of such deferred compensation was $99,000 (for years 1993 and 1994), which Mr. Rendall exchanged for 33,243 shares of Common Stock valued at the fair market value of such shares at the time the services were performed (average value was $2.98 per share). There were no salary deferrals during the fiscal years ended June 30, 1995 or 1996.

(c)  OPTION/SAR GRANTS TABLE

     No stock options were granted to either of the executive officers named in the Summary Compensation Table during the fiscal year ended June 30, 1996 under the Incentive Stock Option Plan approved by the shareholders of the Company on October 7, 1993.

(d)  AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUE TABLE

     The following table sets forth information concerning exercises of stock options during the fiscal year ended June 30, 1996 by the executive officers named in the Summary Compensation Table, and the value of their unexercised stock options as of June 30, 1996, based upon a price of $19.50 per share, which was the price of the closing trade for the Company's Common Stock as reported by the Nasdaq Small Cap Market on such date.


Name                       Shares         Value       Number of Options     Value of Unexercised
                        Acquired on      Realized    Unexercised at June        In-the-Money
                        Exercise (#)       ($)             30, 1996          Options at June 30,
                                                         Exercisable/               1996
                                                         Unexercisable          Exercisable/
                                                                                Unexercisable
- ------------------------------------------------------------------------------------------------
John S. Rendall             -0-            -0-            200,000/-0-           $3,900,000/-0-

Herbert M. Campbell II                                    135,000/-0-           $2,366,400/-0-



     Employees of the Company, including officers, are also eligible to receive options to purchase Common Stock of the Company pursuant to the Incentive Stock Option Plan approved by the shareholders of the Company on October 7, 1993. During the fiscal year ended June 30, 1996, options were granted to employees (including officers) to purchase a total of 120,000 shares of Common Stock at option prices ranging between $7.09 and $21.50 per share. No options were granted to the executive officers named in the Summary Compensation Table during the fiscal year ended June 30, 1996.

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

(e)  LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

     The Company does not have a long-term incentive awards plan and, therefore, this table is inapplicable.

(f)  DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

     The Company does not have a defined benefit or actuarial plan and, therefore, this table is inapplicable.

(g)  COMPENSATION OF DIRECTORS

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

     As of June 30, 1996, options to purchase a total of 155,000 shares at option prices ranging between $1.50 and $13.81 were outstanding under the Stock Option Plan for Directors.

(h) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     There are no employment contracts, termination of employment arrangements, or change-in-control arrangements between the Company and any executive officer.

(i)  REPORT ON REPRICING OF OPTIONS

     No options were repriced during the fiscal year ended June 30, 1996, and, therefore, this item is inapplicable.

(j) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The Compensation Committee of the Board of Directors is composed of Dr. Julius D. Heldman (Chairman) and Mr. M. Norman Anderson. Neither Dr. Heldman nor Mr. Anderson were, during the fiscal year ended June 30, 1996, previously or subsequently, an officer or employee of the Company or any of its subsidiaries, or has had any relationship with the Company (other than as a director) which requires disclosure herein, except that from September 1988 until October 1992 Dr. Heldman was Senior Vice President of the Company.

     No executive officer of the Company served as a director of, or member of the compensation committee (or other board committee performing an equivalent function) in, any other entity of which Dr. Heldman or Mr. Anderson, or any other director of the Company, was an executive officer.

(k)  BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee consists of Dr. Julius D. Heldman, who serves as its Chairman, and Mr. M. Norman Anderson, neither of whom are presently officers of the Company. With respect to executive compensation, the function of the Committee and the Board of Directors has been somewhat limited in recent years because the Company did not have the funds to employ executive officers at levels of compensation comparable to operating companies in the natural resources industry. In this regard, Mr. Butler, President of the Company, currently receives no cash compensation for his services, nor did Dr. Heldman during his four year tenure as Senior Vice President.

     The Company is actively engaged in efforts to become an operating company during the current fiscal year. This also includes efforts to obtain project financing and adequate funding for the Company's general and administrative expenses, which has increased significantly since the Company has begun construction of its first commercial project. As a result, the responsibilities of the Compensation Committee can be expected to be expanded to (i) align the Company's compensation policies with its long-term business strategy; (ii) reward executives for performance and enhancement of shareholder value; and
(iii) attract and retain executives whose abilities and dedication are considered essential to optimum operating efficiency and the long-term growth and success of the Company. The Committee also has exclusive authority to administer the Company's Incentive Stock Option Plan as applied to executive officers.

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


     COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
     -Julius D. Heldman, Chairman
     -M. Norman Anderson

(l)  PERFORMANCE GRAPH

     The following graph compares the total annual return on the Company's Common Stock with the annual return of the CRSP Total Return Index for the NASDAQ Stock Market (U.S. and Foreign Companies) for the period July 1, 1991 to June 30, 1996, and with the CRSP Index for NASDAQ stock with SIC codes 1000-1099 (metal mining companies). Although the Company has not previously engaged in mining operations and has been classified as a development stage company for accounting purposes, its research and development activities during the period have primarily related to metals extraction from crude ores or residues created by mining and processing oil sands crude ores. Accordingly, the stock price performance shown on the graph is not necessarily indicative of future price performance.

SUMMARY


CRSP Total Returns Index for:           06/28/91      06/30/92    06/30/93     06/30/94     06/30/95     06/30/96
- -----------------------------           --------      --------    --------     --------     --------     --------
Solv-Ex Corporation                       100.0         84.4        373.3        151.1        577.8       1386.7
Nasdaq Stock Market (US & Foreign)        100.0        119.9        151.3        152.1        201.7        257.3
NASDAQ Stocks (SIC 1000-1099 US +         100.0         82.1        122.0        140.3        140.6        170.3
  Foreign) Metal Mining



ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth the only person known by the Board of Directors to be the beneficial owner of more than 5% of the outstanding shares of the Company as of September 17, 1996:
                                        NUMBER OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER         BENEFICIALLY OWNED PERCENT OF CLASS
John S. Rendall                                 3,701,860(1)         16.2%
500 Marquette N.W., Suite 300
Albuquerque, New Mexico 87102

(1) Includes 39,000 shares held of record by Mr. Rendall's wife and 300,000 shares held in trust for Mr. Rendall's children, together with currently exercisable options to purchase a total of 200,000 shares of Common Stock under the Company's Incentive Stock Option Plan. Of these, 3,000,000 shares are currently pledged to secure Mr. Rendall's margin account at Smith Barney & Co.

(b)  SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth information, as of September 18, 1996 regarding the number of shares of the Common Stock of the Company beneficially owned by each of the directors and by all directors and executive officers as a group. Except as otherwise noted, the directors and the executive officers each have sole voting and investment power with respect to the shares listed. The ownership and percentage information is computed for each named individual (and the group) by including all shares which are subject to stock options held by the individual (and members of the group for purposes of that computation) which are exercisable within 60 days.

NAME OF INDIVIDUAL OR         AMOUNT OF BENEFICIAL          PERCENT OF
IDENTITY OF GROUP                  OWNERSHIP                   CLASS
- -----------------------------------------------------------------------

M. Norman Anderson                  176,934    (1)                *

W. Jack Butler                       872,500   (2)               3.8%

Herbert M. Campbell II               173,000   (3)                *

J.E. Czaja                           110,000   (4)                *

M.E. (Pat) Davey                      54,453   (5)                *

Julius D. Heldman                    290,000   (6)               1.3%

Thompson MacDonald                    59,730   (7)                *

John S. Rendall                    3,701,860   (8)              16.2%

All directors and                  4,804,477   (9)              21.0%
executive officers
as a group (11 persons)


*    Less than one percent.

(1)  Total includes fully exercisable options to purchase 55,000 shares.
(2)  Total includes a fully exercisable option to purchase 90,000 shares.
(3)  Total includes  fully exercisable options to purchase 115,000 shares.
(4)  Total includes a fully exercisable option to purchase 85,000 shares.
(5)  Total includes fully exercisable option to purchase 35,000 shares.
(6)  Total includes a fully exercisable option to purchase 10,000 shares.
(7) Total includes 39,000 shares held of record by Mr. Rendall's wife, 300,000 shares held in trust for Mr. Rendall's children and fully exercisable options to purchase 200,000 shares. Of these, 3,000,000 shares are currently pledged to secure Mr. Rendall's margin account at Smith Barney & Co.
(8)  Total includes fully exercisable options to purchase 45,000 shares.
(9) Total includes fully exercisable options to purchase 717,500 shares, including those options described in notes 1-8, above.

(c)  CHANGES IN CONTROL

     Except for the pledge by Mr. Rendall of certain securities as described above, there are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS

     See Item 13(c), below. In addition, a Vice President in charge of the Company's Calgary operations, is the owner of Alcoss Enterprises, Ltd., an engineering firm which provides services to the Company in connection with the plant being constructed on the Bitumount Lease. Alcoss retained contractors and subcontractors on behalf of the Company and has passed these costs through to the Company with a small allowance to cover general and administrative expenses. Payments made to Alcoss for the years ended 1996, 1995 and 1994 were $2,249,522, $295,585 and $54,127 respectively.

(b)  CERTAIN BUSINESS RELATIONSHIPS

     Not Applicable.

(c)  INDEBTEDNESS OF MANAGEMENT

     During the period between December 8 and December 31, 1995, John S. Rendall the Company's Chairman and Chief Executive Officer, advanced the Company $1,000,000 in the form of a loan in order to provide working capital. Mr. Rendall obtained the funds through a margin loan at an unaffiliated broker-dealer against 3,000,000 shares of his personal holdings of common stock in the Company. At the same time, Mr. Rendall borrowed an additional $1.5 million for use by the Company in connection with the Company's planned debt financing for the balance of its capital requirements (which transaction was not completed). The loan from Mr. Rendall to the Company was interest bearing at 10% per annum and was to be repaid as of March 31, 1996.

     On March 25, 1996, the price of Solv-Ex Common Stock dropped from $22 to $7.375 following media reports concerning alleged government investigations into manipulation of trading in such stock. Although the value of Mr. Rendall's personal stock held by the broker-dealer was sufficient to negate the likelihood that a margin call would have been made against Mr. Rendall, Solv-Ex stock had been removed from the list of stock eligible for margining on March 25, 1996 by at least one other broker-dealer. Because of the precipitous decline in the price of the Company's stock and the risk that the broker-dealer holding Mr. Rendall's stock could have made a margin call or sell the underlying shares (which would likely have exacerbated the market situation for the Company's common stock at that time), the General Counsel for the Company caused the Company to repay the entire margin balance on Mr. Rendall's behalf. By reason of this action, and after netting the amounts owed by the Company to Mr. Rendall, Mr. Rendall owed the Company $1,534,950 at March 31, 1996. Based on his agreement with the Company, this amount is payable on demand and accrues interest at 5.87% per annum. The loan was ratified by the disinterested directors of the Company.

     At June 30, 1996, the amount due to the Company from Mr. Rendall was $1,557,414, including the principal and accrued interest of $22,464. Mr. Rendall has provided the Company with sufficient documentation to assure the disinterested directors of the Company that he has sufficient cash readily available to repay the loan at any time. The Company has not demanded payment because: (i) the rate of interest being earned by the Company is in excess of that which could be obtained by the Company through short-term investments; and
(ii) the Company believes that repayment of the loan will be made promptly upon demand as determined by its cash requirements in connection with construction of the plant for co-production of oil and minerals from the Bitumount Lease.

(d)  TRANSACTIONS WITH PROMOTERS

     Not Applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     The following financial statements are filed as a part of this report under
Item 8:

               Independent Auditors' Report
               Consolidated Balance Sheets
               Consolidated Statements of Operations
               Consolidated Statements of Stockholders' Equity
               Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

     The following exhibits are either incorporated by reference into this report as indicated below or are filed as part of this report immediately following the signature pages:

  2.1 Agreement between Registrant and Petrosearch International Company, dated August 14, 1989 and as amended(1)

  3.1     Articles of Incorporation(2)

  3.2     Bylaws, as amended October 9, 1992(3)

 10.1     Stock Option Plan for Directors Ratified October 7, 1993(10)

 10.2     Incentive Stock Option Plan Ratified October 7, 1993(10)

 10.3 Agreement dated as of September 21, 1994 between the Company and Suncor Inc.(10)

 10.4 Agreement dated as of July 1, 1994 between the Company and United Tri-Star Resources Limited.(10)

 10.5     Incentive Stock Option Plan Adopted April 24, 1984(4)

 10.6 Employees' Non-Qualified Stock Option Plan as Amended January 25, 1984 and April 24, 1984(5)

 10.7 Agreement between the Company and Can-Amera Oil Sands, Inc. dated June 29, 1987 (Portions of the document have been excluded pursuant to the granting of a confidential treatment request by the Securities and Exchange Commission.)(6)

 10.8 Form of Indemnity Agreement entered into between the Company and each of its Officers and Directors.(7)

 10.9 Management Agreement between the Company and Can-Amera Oil Sands, Inc. dated February 8, 1990.(8)

10.10 Agreement entered into in November, 1992 between the Company and the Alberta Oil Sands Technology and Research Authority.(9)

10.11 Agreement dated as of May 9, 1995 (executed on July 20, 1995) between the Company and Petro-Canada, including Conveyance and Royalty Agreement, both dated and executed on July 20, 1995.(12)

10.12 Letter Agreement dated June 12, 1995 between the Company and Gibson Petroleum Company Limited.(12)

10.13 Marketing and Sales Representation Agreement dated June 6, 1995 between the Company and ITC., Inc.(12)

10.14 Convertible Loan Agreement dated April 18, 1996 between the Company and PheMex Establishment

   21     Subsidiaries of registrant

   23 Consent of KPMG Peat Marwick LLP (Certified Public Accountants) as Independent Auditors
______________________________________________
  (1) Incorporated by reference from the same numbered exhibit filed with the Company's Report on Form 10-K dated December 18, 1989.
  (2) Incorporated by reference from the same numbered exhibit filed with the Company's Registration Statement on Form S-3, No. 33-76504, effective April 5, 1994.
  (3) Incorporated by reference from the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
  (4) Incorporated by reference from Exhibit 10.4 filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1984.
  (5) Incorporated by reference from Exhibit 10.5 filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1984.
  (6) Incorporated by reference from Exhibit 10.9 filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1987.
  (7) Incorporated by reference from Exhibit 10.10 filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
  (8) Incorporated by reference from Exhibit 10.11 filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
  (9) Incorporated by reference from Exhibit 10.12 filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
 (10) Incorporated by reference from the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.
 (11) Incorporated by reference from Exhibit 22 filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
 (12) Incorporated by reference from the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

The registrant did not file any reports on Form 8-K during quarter ended June 30, 1996.

The exhibits required in this report as listed above are either incorporated by reference into this report or are filed as part of this report immediately following the signature pages.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable or the information required is included in the consolidated financial statements or related notes and, therefore, have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SOLV-EX CORPORATION
                                 (Registrant)


September 27, 1996        By /s/ John S. Rendall
                          -----------------------------------------------------
                          John S. Rendall, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 27, 1996        /s/ John S. Rendall
                          -----------------------------------------------------
                          John S. Rendall, Chief Executive Officer and Director



September 27, 1996        /s/ W. Jack Butler
                          -----------------------------------------------------
                          W. Jack Butler, President, Chief Financial
                          Officer and Director (Principal Financial Officer)


September 27, 1996        /s/ Herbert M. Campbell II
                          -----------------------------------------------------
                          Herbert M. Campbell II, Senior Vice President,
                          and Director (Principal Accounting Officer)


September 27, 1996        /s/ J.E. Czaja
                          -----------------------------------------------------
                          J.E. Czaja, Vice President and Director


September 27, 1996        /s/ M. Norman Anderson
                          -----------------------------------------------------
                          M. Norman Anderson, Director


September 27, 1996        /s/ M.E. Davey
                          -----------------------------------------------------
                          M.E. Davey, Director


September 27, 1996        /s/ Julius D. Heldman
                          -----------------------------------------------------
                          Julius D. Heldman, Director


September 27, 1996        /s/ Thompson MacDonald
                          -----------------------------------------------------
                          Thompson MacDonald, Director

                                INDEX TO EXHIBITS
                                                                  PAGE NUMBER
                                                                 IN SEQUENTIAL
EXHIBIT NUMBER AND DESCRIPTION                                  NUMBERING SYSTEM
- ------------------------------                                  ----------------

  2.1     Agreement between Registrant and Petrosearch
          International Company, dated August 14, 1989 and
          as amended                                                       *

  3.1     Articles of Incorporation                                        *

  3.2     Bylaws, as amended October 9, 1992                               *

 10.1     Stock Option Plan for Directors Ratified October 7, 1993         *

 10.2     Incentive Stock Option Plan Ratified October 7, 1993             *

 10.3     Agreement dated as of September 21, 1994 between the
          Company and Suncor Inc.                                          *

 10.4     Agreement dated as of July 1, 1994 between the Company
          and United Tri-Star Resources Limited.                           *

 10.5     Incentive Stock Option Plan                                      *

 10.6     Employees' Non-Qualified Stock Option Plan
          as Amended January 25, 1984 and April 24, 1984                   *

 10.7     Agreement between the Company and Can-Amera Oil
          Sands, Inc. dated June 29, 1987  (Portions of the
          document have been excluded pursuant to the granting
          of a confidential treatment request by the Securities
          and Exchange Commission.)                                        *

 10.8     Form of Indemnity Agreement entered into between
          the Company and each of its Officers and Directors.              *

 10.9     Management Agreement between the Company and Can-Amera
          Oil Sands, Inc. dated February 8, 1990.                          *

10.10     Agreement entered into in November, 1992 between
          the Company and the Alberta Oil Sands Technology
          and Research Authority.                                          *

10.11     Agreement dated as of May 9, 1995 (executed on
          July 20, 1995) between the Company and Petro-Canada,
          including Conveyance and Royalty Agreement, both
          dated and executed on July 20, 1995.                             *

10.12     Letter Agreement dated June 12, 1995 between the
          Company and Gibson Petroleum Company Limited.                    *

10.13     Marketing and Sales Representation Agreement dated
          June 6, 1995 between the Company and ITC., Inc.                  *

10.14 Convertible Loan Agreement dated April 18, 1996 between the Company and PheMex Establishment

   21     Subsidiaries of the registrant

   23     Consent of KPMG Peat Marwick LLP (Certified Public
          Accountants) as Independent Auditors


* These exhibits are incorporated by reference from the like numbered exhibits filed with the documents described under Item 14.