Form 10-K/A
period 1996-06-30
SOLV EX CORP
filed 1996-10-28
CIK 350305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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


        NAME                   Age               Offices Held              Length of
                                                                            Service
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

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                       ANNUAL     COMPENSATION (CONTINUED)      LONG TERM    COMPENSATION  (CONTINUED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  AWARDS        AWARDS       PAYOUTS
------------------------------------------------------------------------------------------------------------------------------------
NAME                        YEAR     SALARY ($)     BONUS ($)    OTHER ANNUAL   RESTRICTED   OPTIONS/SARS  LTIP PAYOUTS  ALL OTHER
                                                                 COMPENSATION  STOCK AWARDS     (#) (1)      ($) (1)    COMPENSATION
                                                                      ($)           ($)
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


Name                       Shares         Value       Number of Options     Value of Unexercised
                        Acquired on      Realized    Unexercised at June        In-the-Money
                        Exercise (#)       ($)             30, 1996          Options at June 30,
                                                         Exercisable/               1996
                                                         Unexercisable          Exercisable/
                                                                                Unexercisable
------------------------------------------------------------------------------------------------
John S. Rendall             -0-            -0-            200,000/-0-           $3,900,000/-0-

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

SUMMARY


CRSP Total Returns Index for:           06/28/91      06/30/92    06/30/93     06/30/94     06/30/95     06/30/96
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

NAME OF INDIVIDUAL OR         AMOUNT OF BENEFICIAL          PERCENT OF
IDENTITY OF GROUP                  OWNERSHIP                   CLASS
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


September 27, 1996        /s/ M. Norman Anderson
                          -----------------------------------------------------
                          M. Norman Anderson, Director


September 27, 1996        /s/ M.E. Davey
                          -----------------------------------------------------
                          M.E. Davey, Director


September 27, 1996        /s/ Julius D. Heldman
                          -----------------------------------------------------
                          Julius D. Heldman, Director


September 27, 1996        /s/ Thompson MacDonald
                          -----------------------------------------------------
                          Thompson MacDonald, Director

                                INDEX TO EXHIBITS
                                                                  PAGE NUMBER
                                                                 IN SEQUENTIAL
EXHIBIT NUMBER AND DESCRIPTION                                  NUMBERING SYSTEM
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