Form 10-Q
period 1996-09-30
SOLV EX CORP
filed 1996-11-13
CIK 350305

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996

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

                             YES  XX          NO
                                 ----           ----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: Common Stock, $.01 par value, 23,010,287 shares outstanding as of November 1, 1996.

                               SOLV-EX CORPORATION
                                AND SUBSIDIARIES
                         (Development Stage Enterprises)



                                      INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

          Consolidated Balance Sheets,
          September 30, 1996 and June 30, 1996 (Unaudited)                     1

          Consolidated Statements of Operations,
          three months ended September 30, 1996 and 1995,
          and Cumulative from Inception (Unaudited)                            2

          Consolidated Statements of Stockholders' Equity,
          three months ended September 30, 1996 and
          Cumulative from Inception (Unaudited)                                3

          Consolidated Statements of Cash Flows,
          three months ended September 30, 1996 and 1995,
          and Cumulative from Inception (Unaudited)                          4-5

          Notes to Consolidated Financial Statements
          (Unaudited)                                                        6-7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                                  8-11

PART II.  OTHER INFORMATION

     Item 6. There were no reports filed on Form 8-K during the quarter ended September 30, 1996. An 8-K, dated
               October 4, 1996, was filed October 11,1996, reporting under Item 5 certain litigation.

Each other item of information required under Part II is inapplicable for the quarter ended September 30, 1996.


                                       (i)

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 1996 AND  JUNE 30, 1996
                                  (UNAUDITED)

                                               SEPTEMBER 30,     JUNE 30,
ASSETS                                             1996            1996
------                                         -------------    ----------
Current assets:
  Cash and cash equivalents                     $ 27,982,109    43,902,567
  Accounts receivable                              3,164,416     2,154,135
  Deferred financing costs                         1,077,915     1,067,285
  Notes receivable - stockholder                   1,534,950     1,534,950
  Prepaid expenses                                 2,667,204     3,390,920
  Other                                               67,069        44,358
                                                ------------    ----------
       Total current assets                       36,493,663    52,094,215
                                                ------------    ----------
                                                ------------    ----------

Property, plant and equipment, at cost:
  Mineral lease                                    1,976,432     1,976,432
  Pilot plant land                                   167,768       167,768
  Buildings                                        4,542,822     2,774,171
  Heavy Equipment                                  7,383,692     5,001,753
  Field and laboratory equipment                   2,537,927     2,124,058
  Furniture, fixtures and leasehold
    improvements                                     571,363       398,143
  Construction in process                         24,152,559    14,362,025
                                                ------------    ----------
                                                  41,332,563    26,804,350

  Less accumulated depreciation
    and amortization                               1,365,127     1,078,871
                                                ------------    ----------
    Net property, plant and equipment             39,967,436    25,725,479
                                                ------------    ----------


Patents, at cost, net of accumulated
  amortization of $52,146
  at September 30, 1996 and
  $47,109 at June 30, 1996                           368,820       364,081
Deferred financing costs                           1,393,354     1,613,353
Other assets, at cost                                808,730       369,710
                                                ------------    ----------
                                                $ 79,032,003    80,166,838
                                                ------------    ----------
                                                ------------    ----------

                                                SEPTEMBER 30,     JUNE 30,
Liabilities and Stockholders' Equity                1996            1996
------------------------------------            ------------    ----------
Current liabilities:
  Accounts payable and accrued expenses         $  4,501,196     4,468,605
  Deferred compensation                               99,000        99,000
  Current installments of long-term debt             465,294        25,367
                                                ------------    ----------
          Total current liabilities                5,065,490     4,592,972
                                                ------------    ----------
                                                ------------    ----------

Long-term debt, excluding current
  installments                                    33,694,238    33,057,000
                                                ------------    ----------
          Total liabilities                       38,759,728    37,649,972
                                                ------------    ----------
                                                ------------    ----------

Stockholders' equity:

  Common stock, $.01 par value
    Authorized 30,000,000 shares;
    22,913,402 issued and outstanding
    shares at September 30,1996, and
    22,846,649 at June 30, 1996                      229,134      228,466
  Additional paid-in capital                      67,890,428   67,556,328
  Unearned compensation                             (288,750)          --
  Deficit accumulated during development
    stage                                        (27,558,537)  (25,267,928)
                                                ------------   -----------
          Total stockholders' equity              40,272,275    42,516,866
                                                ------------   -----------

Commitments and contingencies

                                                ------------   -----------
                                                $ 79,032,003    80,166,838
                                                ------------   -----------
                                                ------------   -----------


        See accompanying notes to consolidated financial statements.

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995,
                 AND CUMULATIVE FROM JULY 2, 1980 (INCEPTION)
                                 (UNAUDITED)

                                       THREE MONTHS ENDED         CUMULATIVE
                                          SEPTEMBER 30,       FROM JULY 2, 1980
                                       1996          1995         (INCEPTION)
                                    -----------    ---------  -----------------
Revenues:
  Contract fees                     $        --            --      5,278,637
  Interest                              420,432        26,850      2,762,995
  Gain on sale of equipment                  --            --         15,078
  State grant                                --            --        407,760
                                    -----------    ----------    -----------
                                        420,432        26,850      8,464,470
                                    -----------    ----------    -----------

Expenses:
  Research and development            1,016,456       662,882     20,404,026
  Research and development
    funded by others                         --      (131,652)    (2,032,956)
  General and administrative          1,204,228       240,324     15,828,047
  Interest expense, net of $501,250
    capitalized during the period
    ended 1996, and none during the
    period ended 1995.                  490,357            --        490,357
  Write-off of mineral lease                 --            --      1,447,453
                                    -----------    ----------    -----------
                                      2,711,041       771,554     36,136,927
                                    -----------    ----------    -----------

Minority interest in loss
  of subsidiary                              --            --        113,920
                                    -----------    ----------    -----------
  Net (loss)                        $(2,290,609)     (744,704)   (27,558,537)
                                    -----------    ----------    -----------
                                    -----------    ----------    -----------
Weighted average number of
  common shares outstanding          15,421,377    20,688,788     14,439,066
                                    -----------    ----------    -----------
                                    -----------    ----------    -----------

(Loss) per common share             $     (0.15)        (0.04)         (1.91)
                                    -----------    ----------    -----------
                                    -----------    ----------    -----------


        See accompanying notes to consolidated financial statements.

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                             THROUGH SEPTEMBER 30, 1996
                                    (UNAUDITED)

                                                                                   Common                  Deficit
                                                                                    stock                accumulated
                            Price        Common stock     Additional   Common     subscrip-   Unearned      during
                             per     -------------------    paid-in     stock       tions      Compen-    development
                            share      Shares    Amount     capital   subscribed  receivable   sation        stage         Total
                          ---------  ---------- --------  ----------- ----------  ---------- ---------   -------------  -----------
Balance at June 30, 1996             22,846,649 $228,466  $67,556,328   $    --    $    --   $      --   $(25,267,928)  $42,516,866

Unearned compensation                        --       --      288,750        --         --    (288,750)            --            --

Issued to individual as
 compensation  July 1,
 1996 through September
 30, 1996                  4.92-8.00     25,653      257      179,868        --         --          --             --      180,125

Issued to GFL Advantage
 per private placement
 agreement                        --         --       --     (282,487)       --         --          --             --     (282,487)

Stock options exercised:
 August 12, 1996             1.500       15,600      156       23,244        --         --          --             --        23,400
 September 3, 1996           2.560          500        5        1,275        --         --          --             --         1,280
 September 20, 1996        2.56-8.53     12,500      125       91,575        --         --          --             --        91,700
 September 24, 1996          2.560       12,500      125       31,875        --         --          --             --        32,000

Net (loss)                                                                                                 (2,290,609)   (2,290,609)
                                     ---------- --------  -----------   -------    -------   ---------   ------------   -----------
Balance at September 30,
 1996                                22,913,402 $229,134  $67,890,428   $    --    $    --   $(288,750)  $(27,558,537)  $40,272,275
                                     ---------- --------  -----------   -------    -------   ---------   ------------   -----------
                                     ---------- --------  -----------   -------    -------   ---------   ------------   -----------

            See accompanying notes to consolidated financial statements.

                         SOLV-EX CORPORATION AND SUBSIDIARIES
                           (DEVELOPMENT STAGE ENTERPRISES)
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                    THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                     AND CUMULATIVE FROM JULY 2, 1980 (INCEPTION)
                                      (UNAUDITED)

                                                                              Three Months Ended September 30,    Cumulative
                                                                                                               from July 2, 1980
                                                                                     1996            1995          (inception)
                                                                                 ------------    -----------   -----------------
Cash flows from operating activities:
  Net loss                                                                       $ (2,290,609)   $  (744,704)     (27,558,537)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
      Depreciation and amortization                                                   500,660         45,058        1,870,237
      Write-off of mineral lease and other                                                 --             --        1,505,541
      Gain on sale of equipment                                                            --             --          (15,078)
      Issuance of stock, warrants, and options for
        services performed                                                            180,125          3,047        2,596,542
      Minority interest in loss of subsidiary                                              --             --         (113,920)
      Changes in certain assets and liabilities:
        Receivables and other assets                                                 (309,276)      (142,652)      (7,432,247)
        Accounts payable and accrued expenses                                        (249,896)      (378,427)       4,209,489
        Accrued deferred interest                                                          --             --          167,260
        Deferred compensation                                                              --             --          370,250
                                                                                 ------------    -----------      -----------
          Net cash used by operating activities                                    (2,168,996)    (1,217,678)     (24,400,463)
                                                                                 ------------    -----------      -----------

Cash flows from investing activities:
  Proceeds from short-term investments                                                     --             --        2,296,745
  Additions to property, plant and equipment                                      (14,528,213)    (1,211,993)     (41,647,960)
  Proceeds from sale of equipment                                                          --             --           15,078
  Expenditures for short-term investments                                                  --             --       (2,100,000)
  Cash acquired in excess of payment for the purchase
    of a majority interest in Can-Amera Oil Sands, Inc.                                    --             --           97,976
  Expenditures for patents                                                             (9,776)       (12,900)        (415,662)
  Expenditures for other                                                             (439,020)            --         (695,589)
                                                                                 ------------    -----------      -----------
          Net cash used by investing
            activities                                                            (14,977,009)    (1,224,893)     (42,449,412)
                                                                                 ------------    -----------      -----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                          1,154,630         20,346       35,669,912
  Proceeds from issuance of common stock                                              148,380      3,429,340       63,375,902
  Principal payments on short term and long-term debt                                 (77,463)       (12,910)      (1,493,479)
  Payment of costs associated with proposed financing                                      --         (3,938)      (2,738,726)
  Other                                                                                    --             --           18,375
                                                                                 ------------    -----------      -----------
          Net cash provided by financing activities                                 1,225,547      3,432,838       94,831,984
                                                                                 ------------    -----------      -----------
Change in cash and cash equivalents                                              $(15,920,458)   $   990,267       27,982,109
                                                                                 ------------    -----------      -----------
                                                                                 ------------    -----------      -----------
                                                                                                                   (continued)

                         SOLV-EX CORPORATION AND SUBSIDIARIES
                           (DEVELOPMENT STAGE ENTERPRISES)
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                    THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                     AND CUMULATIVE FROM JULY 2, 1980 (INCEPTION)
                                      (UNAUDITED)

                                                                              Three Months Ended September 30,    Cumulative
                                                                                                               from July 2, 1980
                                                                                     1996            1995          (inception)
                                                                                 ------------     ----------   -----------------
Change in cash and cash equivalents, forwarded                                   $(15,920,458)    $  990,267       27,982,109

Cash and cash equivalents at beginning of period                                   43,902,567        854,719               --
                                                                                 ------------     ----------       ----------

Cash and cash equivalents at end of period                                       $ 27,982,109     $1,844,986        27,982,109
                                                                                 ------------     ----------       ----------
                                                                                 ------------     ----------       ----------
Supplemental disclosure of cash flow information:
  Interest paid (net of amounts capitalized)                                     $      1,607     $    2,243        4,222,783
                                                                                 ------------     ----------       ----------
                                                                                 ------------     ----------       ----------
Noncash investing and financing activities:
  Issuance of stock for minerals lease                                           $         --     $       --          281,000
                                                                                 ------------     ----------       ----------
                                                                                 ------------     ----------       ----------
Acquisition of controlling interest in
  Can-Amera Oil Sands, Inc. for cash of $150,000 and 75,000
  shares of common stock valued at $122,250.  In conjunction with the acquisition, liabilities were assumed as follows:
    Fair value of assets acquired                                                $         --     $       --        1,659,211
    Cash and stock paid for capital stock                                        $         --     $       --         (272,250)
    Minority interest                                                            $         --     $       --         (113,920)
                                                                                 ------------     ----------       ----------
    Liabilities assumed                                                          $         --     $       --        1,273,041
                                                                                 ------------     ----------       ----------
                                                                                 ------------     ----------       ----------
Issuance of stock for deferred compensation                                      $         --     $       --          271,250
                                                                                 ------------     ----------       ----------
                                                                                 ------------     ----------       ----------
Issuance of subsidiary stock for redemption
  of Can-Amera notes                                                             $         --     $       --        1,447,980
                                                                                 ------------     ----------       ----------
                                                                                 ------------     ----------       ----------


          See accompanying notes to consolidated financial statements.

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (Development Stage Enterprises)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  BASIS OF NOTE PRESENTATION

The notes to the consolidated financial statements do not present all disclosures required under generally accepted accounting principles but instead, as permitted by Securities and Exchange Commission regulations, presume that users of the interim financial statements have read or have access to the June 30, 1996, audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

Subsequent to filing the 10-Q for the period ended December 31, 1994, the Company determined certain costs previously expensed as research and development were properly capitalized as construction in process, as reported at June 30, 1995. Other research and development expenditures continue to be expensed. As a result, quarterly information reported herein reflect these changes.

The oil sands plant being constructed at the Bitumount Lease is designed to recover 14,000 barrels of bitumen per calendar day using four production modules, at an estimated cost to complete of approximately $125 million. The initial stage plant production is scheduled to begin operation during the first quarter 1997, at a rate of about 100,000 barrels of bitumen per month using a single production module, at an approximate capital cost of $70 million. Sufficient funds are available from both the Company and its 10% joint venture partner, UTS, for this purpose. Based on the availability of cash flow or third party financing, the capacity of the initial stage plant will be expanded by installing and commissioning the additional production modules to reach design capacity.

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

(4)  LEASE COMMITMENTS

The Company has leased certain facilities and heavy equipment under agreements which are classified as operating leases. One lease for heavy equipment has been classified as a capital lease. Most leases contain renewal provisions.

At September 30, 1996, future minimum annual rental commitments under lease obligations are as follows:

                                 Capital                    Operating
                                  Lease                       Lease
---------------------------------------------------------------------
June 30, 1997                    $207,335                   $713,846
June 30, 1998                     207,335                    492,350
June 30, 1999                     207,335                    405,049
June 30, 2000                     207,335                    245,360
June 30, 2001                         --                          --
Future Years                          --                          --

(5)  DEBT

The Company has entered certain debt financing, consisting of a capital lease, referred to in Footnote 4 above, and certain short term insurance premium financing with a balance of $256,286 as of September 30, 1996. The insurance financing carries a Canadian annual rate of interest of 5.33 percent, and terminates in June, 1997.

(6)  SUBSEQUENT EVENTS

Subsequent to September 30, 1996, the Company terminated a temporary verbal arrangement to provide skilled and unskilled labor on a contract basis payable monthly with Fort McKay Metis Corporation ("FMMC"), and hired directly the local work force of more than 250 persons to continue work on the Bitumount Lease. The termination of the arrangement resulted from the Company's concern over unsubstantiated and excessive billing, and is seeking a detailed review of invoices from FMMC. The Company has withheld certain payments to FMMC pending resolution of its concerns over the computation and propriety of billings. FMMC has filed a Cdn$3,825,388 lien against the Company's oil sands lease as a result of the withheld payments. The Company has retained legal counsel in Alberta to assist in resolving the situation and has commenced litigation seeking a proper accounting for billings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL
 RESOURCES

The Company's net working capital was $31,428,173 at September 30, 1996, compared to working capital of $47,501,243 at June 30, 1996. Expenditures approaching $15 million for property, plant and equipment account for the vast majority of working capital used during the quarter ended September 30, 1996. Included in the $15 million is $9.8 million spent on site preparation, detailed engineering and procurement associated with the construction of the initial stage plant on the Bitumount Lease and $1.8 million for buildings located on the Bitumount Lease. An additional $2.4 million has been spent to acquire heavy equipment to be used in the construction efforts currently in process and to be used in future mining efforts on the Company's Bitumount Lease. The primary requirement for working capital is to fund the continuing construction of these facilities and the acquisitions of heavy equipment and processing equipment to be used in association with commercial oil sands processing.

In an effort to maximize cashflow, certain debt financing, consisting of a capital lease for heavy equipment and certain insurance premium financing was entered into by the Company during the three months ended September 1996.
The heavy equipment, valued at approximately $829,000, for a term of four years, and the insurance premiums financed a total in excess of $325,000, and are financed for a period of less than one year.

Expenses of continued testing and product research at the Company's Albuquerque pilot plant and research facility totaled $1,016,456, for the quarter ended September 30, 1996. Research and development expenditures for the same period a year ago totaled $662,882, of which $131,652 was allocated to the Oil Sands Co-production Project and was paid for by United Tri-Star Resources Limited ("UTS") as hereinafter set forth.

The Company continues to record a receivable from UST for 10% of the project costs, along with certain monthly operating expenditures. Payment by UTS for these expenditures allows UTS to maintain its 10% working interest in the development of the Company's co-production process and associated projects using the Company's technology.

The increase in research and development expenditures for the quarter ended September 30, 1996, compared to the same period of

                         SOLV-EX CORPORATION AND SUBSIDIARIES
                            (DEVELOPMENT STAGE ENTERPRISES)

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL
 RESOURCES (CONTINUED)

the prior year, reflects costs associated with continued refinement of the bitumen and minerals extraction process from oil sands and oil sands tailings, development of the electrolytic cell for the production of aluminum metal and development costs associated with TiO2-S.

General and administrative expense for the quarter ended September 30, 1996 and 1995, were $1,204,228 and $240,324, respectively. Increases in 1996 from 1995 reflects the increased level of operations of the Company during the 1996 quarter, the additions to personnel and normal salary increases. Included in the general and administrative expenses are non-cash compensatory expenses of $180,125, for the three months ended September 30, 1996, for performance of services, as compared to $3,047 for the same period in 1995.

The Company recorded a net loss of $2,290,609 for the three months ended September 30, 1996, as compared to a net loss of $744,704 for the same period ended September 30, 1995. The 1996 net loss is significantly greater than the loss in the previous year because of the increased level of corporate activities during the three months ended September, 1996, including continued construction activity on the Bitumount Lease, and expanded research and development efforts at the pilot plant. Funding received from UTS in the previous year had been primarily applied against research and development expenditures in accordance with the UTS agreement, resulting in a smaller loss at September 30, 1995, as compared to September 30, 1996.

                         SOLV-EX CORPORATION AND SUBSIDIARIES
                            (DEVELOPMENT STAGE ENTERPRISES)

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL
 RESOURCES (CONTINUED)

Revenues were generated from interest earned on cash balances. Interest income for the three months ended September 30, 1996 totaled $420,432 compared to $26,850 for the same period a year ago. This increase in interest income is the result of greater cash balances during the three months in 1996 as compared to the preceding year, resulting from equity capital and convertible debt issuances.

During the three months ended September 30, 1996, the Company has expended approximately $16 million, the majority of which relates to the construction costs associated with the initial stage plant. The Company anticipates the cost to complete the initial stage plant to be an additional $23 million. As of September 30, 1996, total cash and receivables, representing Canadian sales tax refunds, totaled over $29 million, not including funds due from UTS.

It is expected that existing cash and receivables, along with funds which the Company expects to receive from UTS upon completion of a limited partnership agreement covering its 10% share of capital costs, will be adequate to cover cost to complete the initial stage facility, as well as to fund the pilot plant and overhead expenditures. Engineering and construction of the initial stage plant, for commercial production of bitumen from oil sands will continue through the winter months. The Company anticipates that the initial stage plant will be operational and initiate commercial production and sale of bitumen during the first quarter of calendar year 1997. The schedule is considered aggressive and delays could adversely affect total capital costs. Accordingly, the Company may endeavor to arrange additional financing which accommodates delays or capital cost overruns, as well as other activities being conducted by the Company which may be subject to curtailment in the absence of additional funding.

Although there can be no assurance that any additional financing can be arranged or arranged upon acceptable terms and conditions, the Company believes it will be able to do so through a combination of efforts or methods, including joint ventures, licensing agreements for the Company's technology, equity investors (public or private), venture capital groups, institutions, issuance of convertible or subordinated debt or a form of business combination, as well as operating cash flow which it expects to derive from the initial stage bitumen plant.

While the Company plans to undertake expansion of the initial stage oil plant and complete the minerals extraction plant during 1997, its ability to do so will depend upon the availability of additional capital and, to a large extent, upon the successful operation of the initial stage plant. While management believes that the initial stage plant will operate successfully based upon pilot plant operations and other evaluations performed to date, there can be no assurance that it will, in fact, operate as anticipated without additions or modifications.

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


DATE:     November 12, 1996