Form 10-Q
period 1996-12-31
SOLV EX CORP
filed 1997-02-14
CIK 350305

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended DECEMBER 31, 1996

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File Number 0-9897

                               SOLV-EX CORPORATION
             (Exact name of Registrant as specified in its charter)

              New Mexico                            85-0283729
    -------------------------------       -----------------------------
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

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON, CAPITAL STOCK, $.01 PAR VALUE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X          NO
                                  ---             ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: Common Stock, $.01 par value, 23,297,989 shares outstanding as of January 20, 1997.

                        SOLV-EX CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE ENTERPRISES)


                                      INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

          Consolidated Balance Sheets,
          December 31, 1996 and June 30, 1996 (Unaudited)                     1

          Consolidated Statements of Operations,
          three months ended December 31, 1996 and 1995,
          six months ended December 31, 1996 and 1995,
          and Cumulative from Inception (Unaudited)                           2

          Consolidated Statements of Stockholders' Equity,
          six months ended December 31, 1996 and
          Cumulative from Inception (Unaudited)                               3

          Consolidated Statements of Cash Flows,
          six months ended December 31, 1996 and 1995,
          and Cumulative from Inception (Unaudited)                         4-5

          Notes to Consolidated Financial Statements
          (Unaudited)                                                       6-8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                                 9-12

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                          13-14

     Item 4.   Submission of Matters to Vote of Security
               Holders                                                       14

     Item 5.   Other Information                                             15

     Item 6.   Exhibits and Reports on Form 8-K                              15


Each other item of information required under Part II is inapplicable for the quarter ended December 31, 1996.


                                       (i)

                          SOLV-EX CORPORATION AND SUBSIDIARIES
                             (DEVELOPMENT STAGE ENTERPRISES)
                               CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1996 AND JUNE 30, 1996
                                      (UNAUDITED)

                                                 DECEMBER 31,     JUNE 30,
ASSETS                                               1996           1996
------                                           ------------     --------
Current assets:
    Cash and cash equivalents                    $15,978,681     43,902,567
    Accounts receivable                            5,674,827      2,154,135
    Deferred financing costs                       1,598,190      1,067,285
    Notes receivable - stockholder                 1,534,950      1,534,950
    Prepaid expenses                               1,591,343      3,390,920
    Other                                             89,779         44,358
                                                ------------     ----------
        Total current assets                      26,467,770     52,094,215
                                                ------------     ----------
Property, plant and equipment at cost:
    Mineral lease                                  1,976,432      1,976,432
    Pilot plant land                                 167,768        167,768
    Buildings                                      6,187,617      2,774,171
    Heavy equipment                                7,807,621      5,001,753
    Field and laboratory equipment                 2,775,802      2,124,058
    Furniture, fixtures and leasehold
      improvements                                   847,547        398,143
    Construction in process                       46,571,977     14,362,025
                                                ------------     ----------
                                                  66,334,764     26,804,350

    Less accumulated depreciation
      and amortization                             1,779,835      1,078,871
                                                ------------     ----------
Net property, plant and equipment                 64,554,929     25,725,479
                                                ------------     ----------
Patents, at cost, net of accumulated
  amortization of $57,758
  at December 31, 1996, and
  $47,109 at June 30, 1996                           375,109        364,081
Deferred financing costs                           1,650,022      1,613,353
Other assets, at cost                                808,732        369,710
                                                ------------     ----------
                                                $ 93,856,562     80,166,838
                                                ------------     ----------
                                                ------------     ----------

                                                 DECEMBER 31,     JUNE 30,
                                                    1996            1996
LIABILITIES AND STOCKHOLDERS' EQUITY             ------------    ----------
Current liabilities:
    Accounts payable and accrued expenses       $  9,626,061      4,468,605
    Deferred compensation                             99,000         99,000
    Current installments of long-term debt           369,391         25,367
                                                ------------     ----------
        Total current liabilities                 10,094,452      4,592,972
                                                ------------     ----------
Long-term debt, excluding current
  installments                                    46,707,817     33,057,000
                                                ------------     ----------
        Total liabilities                         56,802,269     37,649,972
                                                ------------     ----------
Stockholders' equity:
    Common stock, $.01 par value
        Authorized 30,000,000 shares;
          issued and outstanding 23,014,587
          shares at December 31, 1996, and
          22,846,649 at June 30, 1996                230,146        228,466
    Additional paid-in capital                    67,670,983     67,556,328
    Unearned compensation                           (247,500)             -
    Deficit accumulated during development
      stage                                      (30,599,336)   (25,267,928)
                                                ------------     ----------
        Total stockholders' equity                37,054,293     42,516,866
                                                ------------     ----------
    Commitments and contingencies

                                                ------------     ----------
                                                $ 93,856,562     80,166,838
                                                ------------     ----------
                                                ------------     ----------

         See accompanying notes to consolidated financial statements.

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                        (DEVELOPMENT STAGE ENTERPRISES)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  AND CUMULATIVE FROM JULY 2, 1980 (INCEPTION)
                                  (UNAUDITED)

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                            --------------------------      --------------------------
                                                   DECEMBER 31,                    DECEMBER 31,                CUMULATIVE
                                            --------------------------      --------------------------     FROM JULY 2, 1980
                                               1996            1995            1996            1995           (INCEPTION)
                                            ----------      ----------      ----------      ----------     -----------------
Revenues:
  Contract fees                                   -              -               -               -              5,278,637
  Interest                                     278,961          16,046         699,089          42,896          3,041,956
  Gain on sale of equipment                       -              -               -               -                 15,078
  State grant                                     -              -               -               -                407,760
                                            ----------      ----------      ----------      ----------         ----------
                                               278,961          16,046         699,089          42,896          8,743,431
                                            ----------      ----------      ----------      ----------         ----------

Expenses:
  Research and development                   1,683,485         780,328       2,699,942       1,311,558         22,087,511
  Research and development
    funded by others                              -              -               -               -             (2,032,956)
  General and administrative                   650,266         484,540       2,338,130         724,864         16,478,313
  Interest expense, net of $1,452,541          985,399           -             992,425           -                992,425
    capitalized during the period
    ended 1996, and none during
    the period ended 1995
  Write-off of mineral lease                      -              -               -               -              1,447,453
                                            ----------      ----------      ----------      ----------         ----------
                                             3,319,150       1,264,868       6,030,497       2,036,422         38,972,746
                                            ----------      ----------      ----------      ----------         ----------

Minority interest in loss
  of subsidiary                                   -              -               -               -                113,920
                                            ----------      ----------      ----------      ----------         ----------

  Net (loss)                                (3,040,189)     (1,248,822)     (5,331,408)     (1,993,526)       (30,115,395)
                                            ----------      ----------      ----------      ----------         ----------
                                            ----------      ----------      ----------      ----------         ----------

Weighted average number of
  common shares outstanding                 22,994,586      20,901,793      19,207,982      20,795,291         21,973,591
                                            ----------      ----------      ----------      ----------         ----------
                                            ----------      ----------      ----------      ----------         ----------

(Loss) per common share                          (0.13)          (0.06)          (0.28)          (0.10)             (1.37)
                                            ----------      ----------      ----------      ----------         ----------
                                            ----------      ----------      ----------      ----------         ----------

See accompanying notes to consolidated financial statements.

                        SOLV-EX CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE ENTERPRISES)
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          FOR THE PERIOD FROM JULY 1, 1996
                             THROUGH DECEMBER 31, 1996
                                    (UNAUDITED)


                                                                                                         DEFICIT
                                                                                                       ACCUMULATED
                                             PRICE         COMMON STOCK      ADDITIONAL    UNEARNED      DURING
                                              PER       ------------------    PAID-IN       COMPEN-    DEVELOPMENT
                                             SHARE      SHARES     AMOUNT     CAPITAL       SATION        STAGE         TOTAL
                                           ---------  ----------  --------   ---------    ----------  ------------   -----------
Balance at June 30, 1996                              22,846,649  $228,466  $67,556,328   $    -      $(25,267,928)  $42,516,866

Issued to employees as compensation                       -           -         288,750    (247,500)        -             41,250

Issued to individual as compensation
 July 1, 1996 through September 30, 1996   4.92-8.00      25,653       257      179,868        -            -            180,125
 October 1, 1996 through December 31,
  1996                                     6.94-7.66       4,900        49       35,845        -            -             35,894

Due to GFL Advantage per private
 placement agreement                           -          -            -       (564,974)       -            -           (564,974)

Stock options exercised:
 August 12, 1996                               1.500      15,600       156       23,244        -            -             23,400
 September 3, 1996                             2.560         500         5        1,275        -            -              1,280
 September 20, 1996                        2.56-8.53      12,500       125       91,575        -            -             91,700
 September 24, 1996                            2.560      12,500       125       31,875        -            -             32,000
 October 7, 1996                               2.560       5,000        50       12,750        -            -             12,800
 October 16, 1996                              2.560       5,000        50       12,750        -            -             12,800
 December 18, 1996                             2.560       1,000        10        2,550        -            -              2,560


Stock options exercised with stock:
 October 17, 1996                              1.500      85,285       853         (853)       -            -              -

Net (loss)                                                -           -            -           -         (5,331,408)   (5,331,408)
                                                      ----------  --------  -----------   ----------  -------------  ------------
Balance at December 31, 1996                          23,014,587  $230,146  $67,670,983   $(247,500)  $(30,599,336)  $37,054,292
                                                      ----------  --------  -----------   ----------  -------------  ------------
                                                      ----------  --------  -----------   ----------  -------------  ------------

See accompanying notes to consolidated financial statements.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (DEVELOPMENT STAGE ENTERPRISES)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                 AND CUMULATIVE FROM JULY 2, 1980 (INCEPTION)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                            --------------------------
                                                                    DECEMBER 31               CUMULATIVE
                                                            --------------------------    FROM JULY 2, 1980
                                                                1996          1995           (INCEPTION)
                                                            -----------    -----------    -----------------
Cash flows from operating activities:
  Net loss                                                  $(5,331,408)   $(1,993,527)     $(30,599,336)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
      Depreciation and amortization                             711,613         90,138      $  2,081,190
      Amortization of  financing costs                          483,331         -                629,997
      Write-off of mineral leases and other                      -              -              1,505,541
      Gain on sale of equipment                                  -              -                (15,078)
      Issuance of stock, warrants, and options for
        services performed                                      257,269         45,847         2,673,686
      Minority interest in loss of subsidiary                    -              -               (113,920)
      Changes in certain assets and liabilities:
          Receivables and other assets                       (1,766,536)      (144,385)       (8,889,507)
          Accounts payable and accrued expenses               4,592,482        (45,026)        9,051,867
          Accrued deferred interest                              -              -                167,260
          Deferred compensation                                  -              -                370,250
                                                            -----------    -----------      ------------
            Net cash used by operating activities            (1,053,249)    (2,046,953)      (23,138,050)
                                                            -----------    -----------      ------------

Cash flows from investing activities:
  Proceeds from short-term investments                           -              -              2,296,745
  Additions to property, plant and equipment                (39,530,414)    (2,444,812)      (66,650,161)
  Proceeds from sale of equipment                                -              -                 15,078
  Expenditures for short-term investments                        -              -             (2,100,000)
  Cash acquired in excess of payment for the purchase
    of a majority interest in Can-Amera Oil Sands, Inc.          -              -                 97,976
  Expenditures for patents                                      (21,677)       (35,529)         (427,563)
  Expenditures for other                                       (439,022)        -               (695,591)
                                                            -----------    -----------      ------------
            Net cash used for investing activities          (39,991,113)    (2,480,341)      (67,463,516)
                                                            -----------    -----------      ------------

Cash flows from financing activities:
  Proceeds from issuance of short and long-term debt         14,262,153         -             48,777,435
  Proceeds from loan from stockholder                            -           1,000,000            -
  Proceeds from issuance of common stock                        176,540      3,506,947        63,404,062
  Principal payments on short-term and long-term debt          (267,312)        (5,177)       (1,683,328)
  Payment of costs associated with financing                 (1,050,905)       (66,546)       (3,936,297)
  Other                                                          -              -                 18,375
                                                            -----------    -----------      ------------
            Net cash provided by financing activities        13,120,476      4,435,224       106,580,247
                                                            -----------    -----------      ------------
Change in cash and cash equivalents                         (27,923,886)       (92,070)       15,978,681
                                                            -----------    -----------      ------------
                                                            -----------    -----------      ------------
                                                                                            (continued)

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (DEVELOPMENT STAGE ENTERPRISES)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                 AND CUMULATIVE FROM JULY 2, 1980 (INCEPTION)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                            --------------------------
                                                                    DECEMBER 31               CUMULATIVE
                                                            --------------------------    FROM JULY 2, 1980
                                                                1996          1995           (INCEPTION)
                                                            -----------    -----------    -----------------
Change in cash and cash equivalents, forwarded             $(27,923,886)   $   (92,070)     $ 15,978,681

Cash and cash equivalents at beginning of period             43,902,567        854,719             -
                                                            -----------    -----------      ------------

Cash and cash equivalents at end of period                   15,978,681        762,649        15,978,681
                                                            -----------    -----------      ------------
                                                            -----------    -----------      ------------

Supplemental disclosure of cash flow information:
  Interest paid (net of amount capitalized)                 $     4,799    $     8,211      $  4,225,975
                                                            -----------    -----------      ------------
                                                            -----------    -----------      ------------

  Noncash investing and financing activities:

  Issuance of stock for minerals lease                      $    -         $    -           $    281,000
                                                            -----------    -----------      ------------
                                                            -----------    -----------      ------------

  Acquisition of controlling interest in
    Can-Amera Oil Sands, Inc. for cash of $150,000
    and 75,000 shares of common stock valued at
    $122,250.  In conjunction with the acquisition,
    liabilities were assumed as follows:
      Fair value of assets acquired                              -              -              1,659,211
      Cash and stock paid for capital stock                      -              -               (272,250)
      Minority interest                                          -              -               (113,920)
                                                            -----------    -----------      ------------
      Liabilities assumed                                        -              -              1,273,041
                                                            -----------    -----------      ------------
                                                            -----------    -----------      ------------

  Issuance of stock for deferred compensation               $    -         $    -           $    271,250
                                                            -----------    -----------      ------------
                                                            -----------    -----------      ------------

  Issuance of subsidiary stock for redemption
    of Can-Amera notes                                      $    -         $    -           $  1,447,980
                                                            -----------    -----------      ------------
                                                            -----------    -----------      ------------

See accompanying notes to consolidated financial statements.

                        SOLV-EX CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE ENTERPRISES)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


(1)       BASIS OF NOTE PRESENTATION

The notes to the consolidated financial statements do not present all disclosures required under generally accepted accounting principles but instead, as permitted by Securities and Exchange Commission regulations, presume that users of the interim financial statements have read or have access to the June 30, 1996 audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

The accompanying consolidated interim financial statements include all adjustments which are, in the opinion of management, necessary to fair presentation of the consolidated results of operations for the periods presented. All such adjustments are of a normal recurring nature.

(2)       LEASE COMMITMENTS

The Company has leased certain facilities and heavy equipment under agreements which are classified as either operating or capital leases.

At December 30, 1996, future minimum annual rental commitments under lease obligations are as follows:

                                    Capital                 Operating
                                     Lease                    Lease
   ------------------------------------------------------------------
   June 30, 1997                   $207,335                 $713,846
   June 30, 1998                    207,335                  492,350
   June 30, 1999                    207,335                  405,049
   June 30, 2000                    207,335                  245,360

(3)       DEBT

The Company has entered into certain debt financing, consisting of a capital lease, referred to in footnote 2 above, and certain short term insurance premium financing with a balance of $170,396 as of December 31, 1996. The insurance financing carries a Canadian annual rate of interest of 5.33 percent, and terminates in June, 1997.

                        SOLV-EX CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE ENTERPRISES)

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


In October, 1996, the Company acquired a 3,782 square foot office building in Albuquerque, New Mexico, to allow for the expansion of technical and professional staff. The Company acquired the building for $249,305, of which $108,000 was financed by a mortgage payable to private individuals. The debt is payable in monthly installments of $1,383, bears interest at a rate of 9.25%, and matures October 31, 2006. The debt is secured by the acquired land and building.

On November 15, 1996, the Company issued $13 million in debt which is convertible into common stock of the Company at the option of the holder at a price which is equal to the lesser of $14.50 per share or 82% of the closing bid price per share at a date immediately preceding the date of the conversion. The convertible debenture matures on November 30, 1998, and bears interest at 8% per annum, payable quarterly in arrears. Conversion of the debentures can occur in increments of one-third of the principal amount outstanding following periods of 45 days, 90 days and 105 days, respectively, after the date of issuance. Subsequent to December 31, 1996, certain holders of the debentures exercised their rights of conversion in accordance with the terms of the Debentures. Debt in the amount of $3,333,000 was converted into shares of common stock of the Company.

(4)       CONTINGENCY

During the quarter, the Company has terminated a temporary verbal arrangement to provide skilled and unskilled labor on a contract basis payable monthly with Fort McKay Metis Corporation ("FMMC"), and hired directly the local work force of more than 250 persons to continue work on the Bitumount Lease. The termination of the arrangement resulted from the Company's concern over unsubstantiated and excessive billing, and is seeking a detailed review of invoices from FMMC. The Company has withheld certain payments to FMMC pending resolution of its concerns over the computation and propriety of billings. FMMC has filed a Cdn$3,825,388 lien against the Company's oil sands lease as a result of the withheld payments. The Company is actively seeking a resolution of the dispute and has reflected an accrual for the estimated costs associated with the final resolution of the matter.

                        SOLV-EX CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE ENTERPRISES)

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


(5)       LEGAL PROCEEDINGS

The Company and certain officers of the Company are defendants in legal matters pending in various jurisdictions. The matters do not specify any amount of damages. The Company intends to vigorously defend the actions and believes that the allegations made against the Company and its officers are without merit.

(6)       SUBSEQUENT EVENTS

Subsequent to December 31, 1996, a limited partnership agreement was formalized by Solv-Ex Canada Limited, a wholly-owned Canadian subsidiary of the Company, and United Tri-Star Resources Ltd. ("UTS"). The partnership will be engaged in the operation and management of the facility currently under construction on the Bitumount Lease. UTS will hold a 10% interest in the partnership, with the remaining partnership interest being held by a wholly-owned Canadian subsidiary of the Company.

To date, the Company has received $5 million from UTS as payment of its portion of the construction costs of the facility and expects to receive an additional $2 million in the immediate future pursuant to the terms of the partnership agreement.

(7)       RELATED PARTY TRANSACTIONS

Subsequent to December 31, 1996, the Company received in excess of $1.5 million from the Company's Chairman and Chief Executive Officer in full satisfaction of amounts owned under a note receivable agreement.

                        SOLV-EX CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE ENTERPRISES)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN, AS WELL AS OTHER ITEMS OF THE QUARTERLY REPORT ON FORM 10-Q, MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FINANCIAL PERFORMANCE OF THE COMPANY, AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS. AMONG SUCH FACTORS ARE:
GENERAL BUSINESS AND ECONOMIC CONDITIONS; NO REVENUES FROM OPERATIONS; NEED FOR ADDITIONAL FINANCING; THE COMPANY'S STATUS AS A DEVELOPMENT STAGE COMPANY; RISKS INVOLVED IN COMMERCIALIZING THE TECHNOLOGY; THE COMPANY'S OVERALL ABILITY TO DESIGN, CONSTRUCT AND OPERATE THE INITIAL STAGE PLANT ON
A TIMELY BASIS AND THE ABILITY OF THE PLANT TO PERFORM IN ACCORDANCE WITH EXPECTATIONS; COMPETITION; LACK OF OR CHALLENGES TO PATENT PROTECTION OF KEY PROCESSES; POTENTIAL INABILITY TO COMPLY WITH GOVERNMENT ENVIRONMENTAL REGULATIONS; DEPENDENCE ON KEY PERSONNEL; HIGH VOLATILITY OF SHARE PRICE; LITIGATION IN WHICH THE COMPANY IS CURRENTLY INVOLVED; AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

OPERATIONS

Research and development expenditures for the quarter and six months ended December 31, 1996, of $1,683,485 and $2,699,942, respectively, compared to the same periods a year ago, reflect costs associated with continued refinement of the bitumen and minerals extraction process from tar sands and tar sands tailings, development of the electrolytic cell for the production of aluminum metal and development costs associated with Ti0(2)S. Included in research and development expenses are non-cash compensatory expenses of $20,739 and $112,036, for the three and six month periods ended December 31, 1996.

General and administrative expense for the quarter and six months ended December 31, 1996, were $1,133,597 and $2,338,130, respectively, compared to $484,540 and $724,864 for the same periods in 1995. Increases in 1996 from 1995 result from significant legal expenditures associated with certain litigation (see Part II - Other Information, Item 1), additions to personnel needed as construction activities on the Bitumount Lease increase, and normal salary adjustments. Included in general and administrative expenses are non-cash compensatory expenses of

                        SOLV-EX CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE ENTERPRISES)


$17,917 and $145,233, for the three and six month periods ended December 31, 1996.

Interest expense increased over the prior period as a result of project financing obtained during calendar 1996. Interest expense included non-cash amounts of $219,999 and $483,331, for the three and six month periods ended December 31, 1996 to record the amortization of financing costs.

The Company recorded a net loss of $3,040,189 for the three months ended December 31, 1996, and a net loss of $5,331,408 for the six months ended December 31, 1996. These compare to a net loss of $1,248,823 and $1,993,527, respectively, for the same periods ended December 31, 1995. The 1996 net losses are substantially greater than the losses in the previous year because of the increased level of corporate activities during the periods ended December 31, 1996, including continued construction activity on the Bitumount Lease and expanded research and development efforts at the pilot plant.

Revenues were generated from interest earned on cash balances. Interest income for the three and six months ended December 31, 1996 was $278,961 and $699,089, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The primary requirement for working capital is to fund the continuing construction of the initial stage plant and the acquisition of heavy equipment and processing equipment to be used in association with the Company's anticipated commercial oil sands processing.

The Company's net working capital was $16,373,318 at December 31, 1996, compared to working capital of $47,501,243 at June 30, 1996. Expenditures exceeding $39.5 million for property, plant and equipment, account for a majority of the working capital used during the six months ended December 31, 1996. Included in the $39.5 million is $32 million spent on site preparation, detailed engineering and procurement associated with the construction of the initial stage plant on the Bitumount Lease, and $3.4 million for buildings located on the Bitumount Lease and staging area sites. An additional $2.8 million has been spent to acquire heavy equipment to be used in the construction effort currently in process, and in the future will be used in commercial operations on the Company's Bitumount Lease.

                        SOLV-EX CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE ENTERPRISES)


On November 15, 1996, the Company issued $13 million in debt which is convertible into Common Stock of the Company at a price which is equal to the lesser of $14.50 per share or 82% of the closing bid price per share at a date immediately preceding the date of the conversion. The convertible debenture matures on November 30, 1998, and bears interest at 8% per annum, payable quarterly in arrears. Conversion of the debentures can occur in increments of one-third of the principal amount outstanding following periods of 45 days, 90 days and 105 days, respectively, after the date of issuance. Subsequent to December 31, 1996, $3,333,000 of debt was converted into shares of common stock of the Company.

As discussed in footnote 6, a partnership agreement was formalized between the Company and UTS subsequent to December 31, 1996. To date, the Company has received $5 million from UTS as partial payment of its portion of the costs of the facility and certain operating expenditures and expects to receive an additional $2 million in the immediate future pursuant to the terms of the partnership agreement.

The Company continues to record a receivable from UTS for 10% of the project costs, along with certain monthly operating expenditures. Payment by UTS for these expenditures allows UTS to maintain its 10% working interest in the development of the Company's co-production process and associated projects using the Company's technology.

Subsequent to December 31, 1996, the Company received in excess of $1.5 million from the Company's Chairman and Chief Executive Officer in full satisfaction of amounts owed under a note receivable agreement.

As of December 31, 1996, total cash and receivables, including Canadian sales tax refunds and funds due from UTS, totaled over $23 million.

The Company believes that existing cash and receivables, funds to be received from UTS under the limited partnership agreement and additional capital which may be raised as required will be adequate to cover the cost to complete the initial stage plant. In this regard, the Company has also continued to use funds in the normal course of construction which are associated with its plans to add a mineral extraction plant. Management believes that product development for minerals has been sufficiently encouraging to merit this course of action and believes that it will be able to raise additional capital as required in connection with both oil and minerals extraction.

Construction of the initial stage oil extraction plant is nearing completion and the Company expects to begin operations as projected during the first quarter of calendar year 1997. The Company has pursued an aggressive schedule to accomplish progress

                        SOLV-EX CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE ENTERPRISES)

to date and has substantially maintained its construction schedule despite delays in receipt of certain plant components and severe cold weather around the first of the calendar year. Although this has necessitated additional labor than originally planned, which has added to the capital cost, the Company does not believe that the increase will have significant effect on overall project economics.

The Company expects that it will experience normal and customary difficulties in commissioning and starting up the new plant. The primary objectives during commissioning and start-up will be to: (i) determine optimum throughput capacity for the primary extraction equipment; (ii) confirm the ability of the plant and equipment to produce bitumen meeting market specifications on a continuous basis; (iii) achieve continuous production at the rate of approximately 100,000 barrels of bitumen per month; and (iv) confirm operating cost projections for full scale operations at the rate of approximately 450,000 barrels of oil per month. There can be no assurance that the plant will, in fact, operate as anticipated without delays, additions or modifications, which could add significantly to capital costs and working capital requirements, and the Company intends to make arrangements for additional capital to cover such contingencies.

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

                        SOLV-EX CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE ENTERPRISES)


                            PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain officers of the Company are defendants in securities actions pending in the federal courts of New York and New Mexico and in state courts in Arizona and New Mexico. In October 1996, the Company was served with a complaint in the SEDITA V. SOLV-EX CORPORATION, BUTLER, CAMPBELL, RENDALL AND DEUTSCHE MORGAN GRENFELL, Inc., case #96CIV7575, U.S. District Court, Southern District of New York, and in December 1996, the Company was also served with a complaint in JOSEPH B. GROSSMAN AND STEPHEN DISCH V. BUTLER, RENDALL, CAMPBELL, DEUTSCHE MORGAN GRENFELL, INC., CHARLES MAXWELL, AND SOLV-EX CORPORATION, case #96CIV8744, United States District Court, Southern District of New York. On December 23, 1996 the New York federal court consolidated the two actions. The complaints in the consolidated actions allege, among other things, damage to shareholders of the Company by acts or conduct of the Company and its officers in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and the New Mexico Securities Act. The plaintiffs ask that the court accord class action status to purchasers of the Company's common stock between February 15, 1995 and September 30, 1996. Two similar actions were filed in U.S. District Court, District of New Mexico, and served upon the Company in
November, 1996.   In these two cases, FOURNIER V. SOLV-EX CORPORATION,
BUTLER, CAMPBELL, RENDALL AND DEUTSCHE MORGAN GRENFELL, INC., case #CIV961526JC, and BOYER V. SOLV-EX CORPORATION, RENDALL AND DEUTSCHE MORGAN GRENFELL, INC.,case #CIV96602JC, attorneys for the plaintiffs have filed affirmations seeking dismissal of those actions without prejudice and stating their intention to join the pending consolidated actions in the U.S. District Court, Southern District of New York.

In November 1996, the Company was served with a complaint in MURKEN V. SOLV-EX CORPORATION, RENDALL, BUTLER, DEUTSCHE MORGAN GRENFELL, INC., case CV9609869, Second Judicial District, Bernalillo County, New Mexico, in which plaintiffs seek class action treatment for purchasers of the Company's shares between February 15, 1995 and September 10, 1996, alleging that shareholders suffered damage as a result of violations of New Mexico securities laws and negligent misrepresentation.

                        SOLV-EX CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE ENTERPRISES)


In December 1996, the Company was served with a complaint in PHOENIX PACIFIC PROPERTIES, LTD., JOHN C. PADELFORD III AND PATRICIA J. PADELFORD V. SOLV-EX CORPORATION, RENDALL, AND CAMPBELL, case #CV96-20453, Superior Court, Maricopa County, Arizona. The plaintiffs allege violation of the Arizona Securities Act, fraud, negligent misrepresentation, and breach of contract resulting from the Plaintiffs' purchase of shares of Solv-Ex common stock in the open market and in a private placement directly from Solv-Ex.

None of the foregoing actions specifies the amount of damages requested. The Company has only recently received the complaints and the proceedings are only in the initial stages of response and discovery. The Company intends to vigorously defend the actions filed against it and believes that the allegations made against the Company and its officers are without merit.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on December 13, 1996, for the purpose of electing directors and to amend the Company's Incentive Stock Option Plan to increase the number of options available for issue. Proxies for the meeting were solicited pursuant to Regulation A under the Securities Exchange Act of 1934.

Each nominee for election as a director was elected as follows:

Name                           Votes For          Withheld
----                           ---------          --------
John S. Rendall                17,250,661          38,951
W. Jack Butler                 17,229,841          59,771
Herbert M. Campbell II         17,250,811          38,801
Julius D. Heldman              17,232,857          56,755
M. Norman Anderson             17,251,860          37,752
Thompson MacDonald             17,250,516          39,096
J.E. Czaja                     17,250,866          38,746
M.E. Davey                     17,232,597          57,015

A total of 5,659,675 shares were not voted with respect to the election of directors.

The proposed amendment to the Company's Incentive Stock Option Plan to increase the number of options issuable under the plan to 1,500,000 passed with 14,552,931 shares voted for the amendment, 670,583 shares voted against, and 81,800 shares abstaining. A total of 7,643,973 shares were not voted with respect to the Plan amendment.

                        SOLV-EX CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE ENTERPRISES)



Item 5. Other Information

During the month of January, Solv-Ex Corporation expanded its senior administrative and operational management. Mr. J. Brad Steward, former Senior Manager with KPMG Peat Marwick LLP, has joined Solv-Ex as Vice President and Chief Financial Officer. Mr. Steward's experience in such areas as cash management, cost controls, information systems and SEC accounting and reporting will help strengthen all facets of Solv-Ex's management. Mr. Marshall G. Martin, former Senior Partner of Hinkle, Cox, Eaton, Coffield & Hensley, LLP has joined the Company as Vice President and General Counsel. Mr. Martin specializes in commercial transactions and complex commercial litigation including anti-trust and natural resources law. Mr. Martin has represented Solv-Ex in a number of matters in the past 5 years.

Item 6. Reports Filed on Form 8-K during the Quarter Ended December 31, 1996.

There were three reports filed on Form 8-K during the quarter ended December 31, 1996. An 8-K, dated October 4, 1996, was filed reporting certain litigation under Item 5. A second 8-K, dated November 15, 1996, reporting the sale of equity securities under Item 9 was filed on November 26, 1996. The third 8-K, dated and filed December 4, 1996, reported certain litigation under Item 5. No financial statements were included in the filings of the above referenced 8-K filings.

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

                                   SOLV-EX CORPORATION
                                   (Registrant)


                                   By  /s/ John S. Rendall
                                       ----------------------------------------
                                       John S. Rendall, Chief Executive Officer



                                   By  /s/ J. Brad Steward
                                       ----------------------------------------
                                       J. Brad Steward, Chief Financial Officer



DATE:     February 14, 1997