Form 10-Q
period 1997-03-31
SOLV EX CORP
filed 1997-05-14
CIK 350305

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                      FORM 10-Q

               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarter ended MARCH 31, 1997

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: Common Stock, $.01 par value, 24,339,180 shares outstanding as of May 1, 1997.

                                 SOLV-EX CORPORATION
                           (DEVELOPMENT STAGE ENTERPRISES)

                                        INDEX

PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements:

         Consolidated Balance Sheets,
         March 31, 1997 and June 30, 1996 (Unaudited)                         1

         Consolidated Statements of Operations,
         three months ended March 31, 1997 and 1996,
         nine months ended March 31, 1997 and 1996,
         and Cumulative from Inception (Unaudited)                            2

         Consolidated Statements of Stockholders' Equity,
         nine months ended March 31, 1997 and
         Cumulative from Inception (Unaudited)                                3

         Consolidated Statements of Cash Flows,
         nine months ended March 31, 1997 and 1996,
         and Cumulative from Inception (Unaudited)                          4-5

         Notes to Consolidated Financial Statements
         (Unaudited)                                                        6-9

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations.                                                 10-14

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                      15-16

         Item 6. There were no reports filed on Form 8-K during the quarter ended March 31, 1997. An 8-K, dated April 2, 1997, was filed on April 18, 1997, reporting under Item 9 sales of equity securities pursuant to regulation D and S.

Each other item of information required under Part II is inapplicable for the quarter ended March 31, 1997.

                                       (i)

                         SOLV-EX CORPORATION AND SUBSIDIARIES
                           (DEVELOPMENT STAGE ENTERPRISES)
                             CONSOLIDATED BALANCE SHEETS

                          MARCH  31, 1997 AND JUNE 30, 1996
                                     (UNAUDITED)
                                                        MARCH 31,     JUNE 30,
                                                         1997          1996
                                                     ------------   ----------
ASSETS
Current assets:
   Cash and cash equivalents                         $  1,561,199   43,902,567
   Accounts Receivable                                  2,723,513    2,154,135
   Financing Receivable                                 9,459,974          -
   Deferred financing costs                             1,348,190    1,067,285
   Notes Receivable - stockholder                               -    1,534,950
   Prepaid Expenses                                       531,535    3,390,920
   Other                                                   21,895       44,358
                                                     ------------   ----------
         Total current assets                          15,646,306   52,094,215
                                                     ------------   ----------
Property, plant and equipment at cost:
   Mineral lease                                        1,976,432    1,976,432
   Pilot plant land                                       167,768      167,768
   Buildings                                            8,087,229    2,774,171
   Heavy Equipment                                     10,180,367    5,001,753
   Field and laboratory equipment                       3,657,937    2,124,058
   Furniture, fixtures and leasehold
      improvements                                      1,019,760      398,143
   Construction in process                             64,201,465   14,362,025
                                                     ------------   ----------
                                                       89,290,958   26,804,350
   Less accumulated depreciation
      and amortization                                  2,273,041    1,078,871
                                                     ------------   ----------
      Net property, plant and equipment                87,017,917   25,725,479
                                                     ------------   ----------
Patents, at cost, net of accumulated
   amortization of $68,300  at
   March 31, 1997, and $47,109 at
   June 30, 1996                                          387,185      364,081
Deferred financing costs                                1,223,633    1,613,353
Other assets, at cost                                   1,176,093      369,710
                                                     ------------   ----------
                                                     $105,451,134   80,166,838
                                                     ------------   ----------
                                                     ------------   ----------
                                                        MARCH 31,     JUNE 30,
                                                         1997          1996
                                                     ------------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses          $ 10,533,563    4,468,605
      Deferred compensation                                99,000       99,000
      Current installments of long-term debt              480,706       25,367
                                                     ------------   ----------
         Total current liabilities                     11,113,269    4,592,972
                                                     ------------   ----------
Long-term debt, excluding current
      installments and including $2 million
      from related party                               47,265,512   33,057,000
                                                     ------------   ----------
         Total liabilities                             58,378,781   37,649,972
                                                     ------------   ----------
Stockholders' equity:
   Common stock, $.01 par value
      Authorized 30,000,000 shares;
      issued and outstanding 24,335,680
      shares at March 31, 1997, and
      22,846,649 at June 30, 1996                         243,357      228,466
   Additional paid-in capital                          80,509,847   67,556,328
   Unearned compensation                                 (206,250)         -
   Deficit accumulated during development
      stage                                           (33,474,601) (25,267,928)
                                                     ------------   ----------
         Total stockholders' equity                    47,072,353   42,516,866

   Commitments and contingencies
                                                     ------------   ----------
                                                     $105,451,134   80,166,838
                                                     ------------   ----------
                                                     ------------   ----------

          See accompanying notes to consolidated financial statements.

                       SOLV-EX CORPORATION AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                   AND CUMULATIVE FROM JULY 2, 1980 (INCEPTION)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    MARCH 31,                  MARCH 31,              CUMULATIVE
                                           -------------------------   -------------------------   FROM JULY 2, 1980
                                               1997          1996          1997          1996         (INCEPTION)
                                           -----------    ----------   -----------    ----------      ------------
Revenues:
   Contract fees                           $        -             -    $        -              -      $  5,278,637
   Interest                                     97,140        83,221       796,229       126,117         3,139,096
   Gain on sale of equipment                         -             -             -             -            15,078
   State grant                                       -             -             -             -           407,760
                                           -----------    ----------   -----------    ----------      ------------
                                                97,140        83,221       796,229       126,117         8,840,571
                                           -----------    ----------   -----------    ----------      ------------
Expenses:
   Research and development                  1,092,374       811,954     3,792,315     2,123,512        23,179,885
   Research and development
      funded by others                               -             -             -             -        (2,032,956)
   General and administrative                1,100,631       495,814     3,438,761     1,220,678        17,578,944
   Interest expense, net of $1,501,230
      capitalized during the period
      ended 1997, and $1,452,541
      during the period ended 1996             779,400             -     1,771,826             -         2,255,766
   Write-off of mineral lease                        -             -             -             -         1,447,453
                                           -----------    ----------   -----------    ----------      ------------
                                             2,972,405     1,307,768     9,002,902     3,344,190        42,429,092
                                           -----------    ----------   -----------    ----------      ------------
Minority interest in loss
   of subsidiary                                     -             -             -             -           113,920
                                           -----------    ----------   -----------    ----------      ------------
   Net (loss)                              $(2,875,265)   (1,224,547)  $(8,206,673)   (3,218,073)     $(33,474,601)
                                           -----------    ----------   -----------    ----------      ------------
                                           -----------    ----------   -----------    ----------      ------------
Weighted average number of
   common shares outstanding                23,274,269    21,213,722    20,543,624    21,213,722        14,697,777
                                           -----------    ----------   -----------    ----------      ------------
                                           -----------    ----------   -----------    ----------      ------------
(Loss) per common share                    $     (0.12)        (0.06)  $     (0.40)        (0.15)     $      (2.28)
                                           -----------    ----------   -----------    ----------      ------------
                                           -----------    ----------   -----------    ----------      ------------


See accompanying notes to consolidated financial statements.

                         SOLV-EX CORPORATION AND SUBSIDIARIES
                           (DEVELOPMENT STAGE ENTERPRISES)
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     FOR THE PERIOD FROM JULY 2, 1980 (INCEPTION)
                                THROUGH MARCH 31, 1997
                                     (UNAUDITED)

                                                                                                         DEFICIT
                                                                                                       ACCUMULATED
                                          PRICE          COMMON STOCK        ADDITIONAL     UNEARNED      DURING
                                           PER       ---------------------    PAID-IN       COMPEN-    DEVELOPMENT
                                          SHARE        SHARES      AMOUNT     CAPITAL        SATION       STAGE           TOTAL
                                          -----      ----------   --------   ----------     --------   -----------        -----
Balance at June 30, 1996                             22,846,649   $228,466   $67,556,328   $       -   $(25,267,928)   $42,516,866

Issued to employees as compensation                           -          -       288,750    (206,250)             -         82,500

Issued to individual as compensation
  July 1, 1996 through September 30,
   1996                                  4.92-8.00       25,653        257       179,868           -              -        180,124
  October 1, 1996 through December 31,
   1996                                  6.94-7.66        4,900         49        35,845           -              -         35,894
  January 1, 1997 through March 31,
   1997                                 10.625-17.50      7,166         72       112,532           -              -        112,603

Due to GFL Advantage per private
 placement agreement                            -             -          -      (847,462)          -              -       (847,462)

Converted Debentures
  January 31, 1997                                      283,402      2,834     3,330,166           -              -      3,333,000
  February 25, 1997                                     139,761      1,398     1,761,935           -              -      1,763,333
  March 31, 1997                                        887,264      8,874     7,894,794           -              -      7,903,668

Stock options exercised:
  August 12, 1996                        1.500           15,600        156        23,244           -              -         23,400
  September 3, 1996                      2.560              500          5         1,275           -              -          1,280
  September 20, 1996                     2.56-8.53       12,500        125        91,575           -              -         91,700
  September 24, 1996                     2.560           12,500        125        31,875           -              -         32,000
  October 7, 1996                        2.560            5,000         50        12,750           -              -         12,800
  October 16, 1996                       2.560            5,000         50        12,750           -              -         12,800
  December 18, 1996                      2.560            1,000         10         2,550           -              -          2,560
  January 30, 1997                       2.560            1,000         10         2,550           -              -          2,560
  January 30, 1997                       9.060            2,000         20        18,100           -              -         18,120
  March 31, 1997                         2.560              500          5         1,275                                     1,280



Stock options exercised with stock:
  October 17, 1996                       1.500           85,285        853          (853)          -              -              -


Net (loss)                                                    -          -             -           -     (8,206,673)    (8,206,673)
                                                     ----------   --------   -----------   ---------   ------------    -----------
Balance at March 31, 1997                            24,335,680   $243,357   $80,509,847   $(206,250)  $(33,474,601)   $47,072,353
                                                     ----------   --------   -----------   ---------   ------------    -----------
                                                     ----------   --------   -----------   ---------   ------------    -----------

See accompanying notes to consolidated financial statements.

                         SOLV-EX CORPORATION AND SUBSIDIARIES
                           (DEVELOPMENT STAGE ENTERPRISES)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                      NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                     AND CUMULATIVE FROM JULY 2, 1980 (INCEPTION)

                                                                           NINE MONTHS ENDED
                                                                                MARCH 31                   CUMULATIVE
                                                                   --------------------------------     FROM JULY 2, 1980
                                                                       1997                 1996            (INCEPTION)
                                                                   ------------         -----------       --------------
Cash flows from operating activities:
 Net loss                                                          $ (8,206,673)        $(3,218,073)       $(25,267,928)
 Adjustments to reconcile net loss to net cash used
   by operating activities:
     Depreciation and amortization                                    1,215,361             145,928           1,369,577
     Amortization of Financing Costs                                    659,997                  -
     Write-off of mineral leases and other                                    -                  -            1,505,541
     Gain on sale of equipment                                                -                  -              (15,078)
     Issuance of stock, warrants, and options for                             -
        services performed                                              411,121             127,959           2,416,417
     Minority interest in loss of subsidiary                                  -                   -            (113,920)
     Changes in certain assets and liabilities:
          Receivables and other assets                               (6,272,552)           (401,172)         (7,122,971)
          Accounts payable and accrued expenses                       5,217,496             790,293           4,459,385
          Accrued deferred interest                                           -                   -             167,260
          Deferred compensation                                               -                   -             370,250
                                                                   ------------         -----------       -------------
             Net cash provided by (used for) operating activities    (6,975,250)         (2,555,065)        (22,231,467)
                                                                   ------------         -----------       -------------
Cash flows from investing activities:
 Proceeds from short-term investments                                         -                   -           2,296,745
 Additions to property, plant and equipment                         (62,486,608)         (5,455,839)        (27,119,747)
 Proceeds from sale of equipment                                              -                   -              15,078
 Expenditures for short-term investments                                      -                   -          (2,100,000)
 Cash acquired in excess of payment for the purchase
   of a majority interest in Can-Amera Oil Sands, Inc.                        -                   -              97,976
 Expenditures for Patents                                               (44,295)            (41,149)           (405,886)
 Expenditures for other                                                (697,568)                  -            (256,569)
                                                                   ------------         -----------       -------------
             Net cash (used for) investing
               activities                                           (63,228,471)         (5,496,988)        (27,472,403)
                                                                   ------------         -----------       -------------
Cash flows from financing activities:
 Proceeds from issuance of short and long-term debt                  26,540,886             165,938          34,515,282
 Proceeds from loan from stockholder                                  2,000,000           1,000,000                   -
 Proceeds from issuance of common stock                              13,198,502          43,710,541          63,227,522
 Principal payments on short and long-term debt                     (13,877,035)           (511,823)         (1,416,016)
 Payment of costs associated with proposed financing                          -            (120,249)         (2,738,726)
 Other                                                                        -                   -              18,375
                                                                   ------------         -----------       -------------
          Net cash provided by financing activities                  27,862,353          44,244,407          93,606,437
                                                                   ------------         -----------       -------------
Change in cash and cash equivalents                              $  (42,341,368)        $36,192,354       $  43,902,567
                                                                   ------------         -----------       -------------
                                                                   ------------         -----------       -------------

                                                                     (continued)

                         SOLV-EX CORPORATION AND SUBSIDIARIES
                           (DEVELOPMENT STAGE ENTERPRISES)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                      NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                     AND CUMULATIVE FROM JULY 2, 1980 (INCEPTION)

                                                                           NINE MONTHS ENDED
                                                                                MARCH 31                   CUMULATIVE
                                                                   --------------------------------     FROM JULY 2, 1980
                                                                       1997                 1996            (INCEPTION)
                                                                   ------------         -----------       --------------
Change in cash and cash equivalents                               $ (42,341,368)        $36,192,354       $  43,902,567

Cash and cash equivalents at beginning of period                     43,902,567             854,719                   -
                                                                   ------------         -----------       -------------

Cash and cash equivalents at end of period                        $   1,561,199         $37,047,073       $  43,902,567
                                                                   ------------         -----------       -------------
                                                                   ------------         -----------       -------------
Supplemental disclosure of cash flow information:
   Interest paid                                                  $      18,438         $    34,270       $     217,937
                                                                   ------------         -----------       -------------
                                                                   ------------         -----------       -------------
 Noncash investing and financing activities:
 Issuance of stock for minerals lease                             $           -         $         -       $     281,000
                                                                   ------------         -----------       -------------
                                                                   ------------         -----------       -------------
 Acquisition of controlling interest in
   Can-Amera Oil Sands, Inc. for cash of $150,000 and 75,000
   shares of common stock valued at $122,250.  In conjunction with the acquisition, liabilities were assumed as follows:
     Fair value of assets acquired                                $           -         $         -       $  1,659,211
     Cash and stock paid for capital stock                                    -                   -           (272,250)
     Minority interest                                                        -                   -           (113,920)
                                                                   ------------         -----------       -------------
     Liabilities assumed                                          $           -         $         -       $  1,273,041
                                                                   ------------         -----------       -------------
                                                                   ------------         -----------       -------------

 Issuance of stock for deferred compensation                      $           -         $         -       $    271,250
                                                                   ------------         -----------       -------------
                                                                   ------------         -----------       -------------
 Issuance of subsidiary stock for redemption
   of Can-Amera notes                                             $           -         $         -       $  1,447,980
                                                                   ------------         -----------       -------------
                                                                   ------------         -----------       -------------


        See accopmpanying notes to consolidated financial statements.

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

At March 31, 1997, future minimum annual rental commitments under lease obligations are as follows:

                               Capital                        Operating
                               Lease                            Lease
-----------------------------------------------------------------------
June 30, 1997                $207,335                          $713,846
June 30, 1998                 207,335                           492,350
June 30, 1999                 207,335                           405,049
June 30, 2000                 207,335                           245,360

(3)  DEBT

The Company has entered into certain debt financing, consisting of a capital lease, referred to in footnote 2 above, and certain short term insurance premium financing with a balance of $81,485 as of March 31, 1997. The insurance financing carries a Canadian annual rate of interest of 5.33 percent, and terminates in June, 1997. During March, 1997, the Company entered into additional short term insurance premium financing with a balance of $118,066 as of March 31, 1997, and carries a Canadian annual rate of interest of 4.50 percent, and terminates in February, 1998.

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

On November 15, 1996, the Company issued $13 million in debt which was convertible into common stock of the Company at the option of the holder at a price which is equal to the lesser of $14.50 per share or 82% of the closing bid price per share at a date immediately preceding the date of the conversion. As of March 31, 1997, the entire $13 million of debt had been converted by debt holders into common stock of the Company, pursuant to the conditions of the agreement.

As of March 31, 1997, the Company agreed to issue $12 million in debentures which are convertible into shares of Common Stock. The Company received $12 million over the period through April 11, 1997. The Company has recorded the $12 million obligation as outstanding on March 31, 1997, with a related receivable for the amounts of the debentures, less fees. Approximately $2 million of the debentures were purchased by Solv-Ex Chairman and CEO John S. Rendall. Pursuant to the subscription agreements, an additional $10 million through issuance of additional debentures, will be due in installments of $5 million each from one of the investors on the 20th and 40th days respectively after a registration statement to be filed with respect to the debentures and underlying shares has become effective. The debentures are convertible at a price which is equal to the lesser of 120% of market price per share on the date of issuance or 80% of the closing bid price per share at a date immediately preceding the date of conversion. The debentures mature on March 31, 1999 and bear interest at 5% per annum payable in arrears at maturity. The company can require conversion of the debentures in certain circumstances.

Principal maturities of long-term debt at each of the next five years are as follows:

YEAR ENDED  MARCH 31,
---------------------
1998                        $   624,125
1999                         13,253,911
2000                         33,462,772
2001                            333,580
thereafter                       10,356

                         SOLV-EX CORPORATION AND SUBSIDIARIES
                           (DEVELOPMENT STAGE ENTERPRISES)

                      Notes to Consolidated Financial Statements
                                     (Unaudited)


As a condition of one of its long-term financings, the Company is required under covenant to maintain certain financial ratios on a quarterly basis. As of March 31, 1997 the Company may be in non-compliance with one of the financial ratios required in the debt covenants and has requested either a waiver or clarification from the lender with respect to that covenant. The Company has yet to receive a response from the lender with regards to the request. The Company has not shown the debt as current, as under the terms of its most recent financing, the Company can require debenture holders to convert their debt to common stock of the Company and thereby cure any non-compliance issues with debt company.

(4)  CONTINGENCY

The Company had terminated a contract with Fort McKay Metis Corporation ("FMMC")and refused payment of certain invoices on the grounds that the invoice were excessive and unsubstantiated. FMMC filed a Cdn$3,825,388 lien against the Company's oil sands lease as a result of the withheld payments and commenced an action for collection in the Province of Alberta courts. A confidential settlement was reached on April 2, 1997. Although the matter is settled, the settlement agreement provides for payment over several months, and therefore the action will remain of record until the Company completes the payment schedule, whereupon the lien will be released and the cause will be dismissed.

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

                         SOLV-EX CORPORATION AND SUBSIDIARIES
                           (DEVELOPMENT STAGE ENTERPRISES)

                      Notes to Consolidated Financial Statements
                                     (Unaudited)


To date, the Company has received approximately $7.0 million from UTS as payment of its portion of the construction costs of the initial stage plant pursuant to the terms of the partnership agreement.

                    SOLV-EX CORPORATION AND SUBSIDIARIES
                      (DEVELOPMENT STAGE ENTERPRISES)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN, AS WELL AS OTHER ITEMS OF THE QUARTERLY REPORT ON FORM 10-Q, MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FINANCIAL PERFORMANCE OF THE COMPANY, AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS. AMONG SUCH FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; NO REVENUES FROM OPERATIONS; COMMODITY PRICING; NEED FOR ADDITIONAL FINANCING; THE COMPANY'S STATUS AS A DEVELOPMENT STAGE COMPANY; RISKS INVOLVED IN COMMERCIALIZING THE TECHNOLOGY; THE COMPANY'S OVERALL ABILITY TO DESIGN, CONSTRUCT AND OPERATE THE INITIAL STAGE PLANT ON A TIMELY BASIS AND THE ABILITY OF THE PLANT TO PERFORM IN ACCORDANCE WITH EXPECTATIONS; COMPETITION; LACK OF OR CHALLENGES TO PATENT PROTECTION OF KEY PROCESSES; POTENTIAL INABILITY TO COMPLY WITH GOVERNMENT ENVIRONMENTAL REGULATIONS; DEPENDENCE ON KEY PERSONNEL; HIGH VOLATILITY OF SHARE PRICE; LITIGATION IN WHICH THE COMPANY IS CURRENTLY INVOLVED; AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

OPERATIONS

Research and development expenditures for the quarter and nine months ended March 31, 1997, of $1,092,374 and $3,792,315, respectively, compared to the same periods a year ago, reflect costs associated with continued refinement of the bitumen and minerals extraction process from tar sands and tar sands tailings, development of the electrolytic cell for the production of aluminum metal and development costs associated with TiO2S. Included in research and development expenses are non-cash compensatory expenses of $126,978 and $357,371, for the three and nine month periods ended March 31, 1997.

General and administrative expense for the quarter and nine months ended March 31, 1997, were $1,100,631 and $3,438,761, respectively, compared to $495,814 and
$1,220,678 for the same periods in 1996. Increases in 1997 from 1996 result from significant legal expenditures associated with certain litigation (see Part II - Other Information, Item 1), additions to personnel needed as construction activities on the Bitumount Lease increase, and normal salary adjustments. Included in general and administrative expenses are non-cash compensatory expenses of $26,875 and $53,750, for the three and nine month periods ended March 31, 1997.

                    SOLV-EX CORPORATION AND SUBSIDIARIES
                      (DEVELOPMENT STAGE ENTERPRISES)

Interest expense increased over the prior period as a result of project financing. Interest expense included non-cash amounts of $48,689 and $1,501,230, for the three and nine month periods ended March 31, 1997 to record the amortization of financing costs.

The Company recorded a net loss of $2,875,265 and $8,206,673 for the three and nine months ended March 31, 1997, respectively. These compare to a net loss of $1,224,547 and $3,218,073 for the same periods ended March 31, 1996. The 1997 net losses are substantially greater than the losses in the previous year because of the increased level of corporate activities during the periods ended March 31, 1997, including continued construction activity on the Bitumount Lease and expanded research and development efforts at the pilot plant.

Revenues were generated from interest earned on cash balances. Interest income for the three and nine months ended March 31, 1997 was $97,140 and $796,229, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The primary requirement for working capital is to fund the continuing construction of the initial stage plant and the acquisition of heavy equipment and processing equipment to be used in association with the Company's anticipated commercial oil sands processing.

The Company's net working capital was $4,533,037 at March 31, 1997, compared to working capital of $47,501,243 at June 30, 1996. Expenditures exceeding $62.5 million for property, plant and equipment, account for a majority of the working capital used during the nine months ended March 31, 1997. Included in the $62.5 million is $49.8 million spent on site preparation, detailed engineering and procurement associated with the construction of the initial stage plant on the Bitumount Lease, and $5.3 million for buildings located on the Bitumount Lease and staging area sites. An additional $5.2 million has been spent to acquire heavy equipment to be used in the construction effort, and will be used in commercial operations on the Company's Bitumount Lease.

On November 15, 1996, the Company issued $13 million in debt which is convertible into Common Stock of the Company at a price which is equal to the lesser of $14.50 per share or 82% of the closing bid price per share at a date immediately preceding the date of the conversion. As of March 31, 1997, the entire debt had been converted into common stock of the Company pursuant to the conditions of the agreement.

                    SOLV-EX CORPORATION AND SUBSIDIARIES
                      (DEVELOPMENT STAGE ENTERPRISES)

As of March 31, 1997, the Company agreed to issue $12 million in debentures which are convertible into shares of Common Stock. The Company received approximately $12 million over the period through April 11, 1997. The
Company has reflected the $12 million obligation as outstanding on March 31, 1997, with a related receivable for the amount of the debentures, less fees. Approximately $2 million of the debentures were purchased by Solv-Ex Chairman and CEO John S. Rendall. Pursuant to the subscription agreement, an additional $10 million through issuance of additional debentures, will be due in installments of $5 million each from one of the investors on the 20th and 40th days respectively after a registration statement to be filed with respect to the debentures and underlying shares has become effective. The debentures are convertible at a price which is equal to the lesser of 120% of market price per share on the date of issuance or 80% of the closing bid price per share at a date immediately preceding the date of conversion. The debentures mature on March 31, 1999 and bear interest at 5% per annum payable in arrears at maturity. The company can require conversion of the debentures in certain circumstances.

As a condition of one of its long-term financings, the Company is required under covenant to maintain certain financial ratios on a quarterly basis. As of March 31, 1997 the Company may not be in compliance with one of the financial ratios required in the debt covenants and has requested either a waiver or clarification from the lender with respect to that covenant. The Company has yet to receive a response from the lender with regards to the request. The Company has not shown the debt as current, as under the terms of its most recent financing, the Company can require debenture holders to convert their debt to common stock of the Company and thereby cure any non-compliance issues with debt company.

Pursuant to the limited partnership agreement between Solv-Ex Canada Limited, a wholly-owned Canadian subsidiary of the Company, and United Tri-Star Resources Ltd. ("UTS") the Company has received approximately of $7.0 million from UTS as payment of its portion of the costs of the initial stage plant. The partnership will be engaged in the operation and management of the facility currently under construction on the Bitumount Lease. UTS will hold a 10% interest in the partnership, with the remaining partnership interest being held by a wholly-owned Canadian subsidiary of the Company.

                    SOLV-EX CORPORATION AND SUBSIDIARIES
                      (DEVELOPMENT STAGE ENTERPRISES)

The Company continues to record a receivable from UTS for 10% of the project costs, along with certain monthly operating expenditures. Payment by UTS for these expenditures allows UTS to maintain its 10% working interest in the development of the Company's co-production process and associated projects using the Company's technology.

As of March 31, 1997, total cash and receivables, including Canadian sales tax refunds and funds due from UTS, totaled over $13.7 million.

The Company is in the process of commissioning and testing the first module of the initial stage plant, as well as completing ancillary construction matters in connection therewith. Although the Company has experienced normal difficulties in commissioning and start-up, management believes that testing to date has established that the primary bitumen extraction equipment has performed at least as well as expected. Testing to date has also indicated that certain modifications should be made to the water recirculation circuit for the purpose of simplifying removal of fine clays from process water, which was planned to occur in a large clarifier vessel after primary extraction. The Company is implementing these modifications which, if successful, will reduce the amount of capital required to expand the facility, and will simplify the operation and permit better control of the water circuit when processing lower grades of ore containing a higher percentage of the fine clays.

The Company believes that most of the difficulties encountered in commissioning and start-up, which are not considered serious, result from not having a co-generation utilities plant in place to provide required electricity and by-product heat for generation of steam. Commissioning operations have been conducted to date with back-up boilers fired by diesel fuel and with electric power purchased from Alberta Power Company. The Company is working towards completion of natural gas hook-ups and installation of its large boiler in order to provide steam at higher pressure and temperature than the steam produced by the back-up boilers, which will facilitate continuous operations. However, continuous operation of the extraction process can be demonstrated, if required, before these items of work have been completed.

The Company believes that demonstration of the bitumen extraction technology on a continuous basis in the commercially sized module currently being commissioned is extremely important for the purposes of (i) obtaining additional capital which will be required to complete and expand the plant and (ii) providing data to complete a feasibility study to significantly expand the plant. In this regard, the Company and UTS are actively seeking financial partners to participate in expanded operations.

The Company also believes that it will be necessary to raise additional capital to complete the current commissioning and testing program in view of changes being made to the plant as described above and additional construction work being completed. Solv-Ex is currently in the process of completing a revised estimate of the cost and time required to complete these programs. There can be no assurance that the additional funding will be available. The Company announced on April 30, 1997, that its objective was to establish continuous operations by the end of May, 1997. However, minor delays in ordering and receiving necessary parts for the equipment required to complete the modifications to the water recirculation circuit, as well as other work proceeding slower than expected, could extend this target into mid-June.

The Company also believes its previously announced plans for expanding production to 15,000 barrels per day of pipelineable oil could change as a result of recent public announcements by and discussions with two pipeline companies which have stated their intentions to construct new common carrier pipeline capacity into the area north of Fort McMurray as early as late 1998. If these plans proceed as described, Solv-Ex has announced that it will endeavor to proceed with a much larger expansion (to 80,000 barrels per day) supported by a feasibility study based upon the results of continuous operation at the initial stage plant.

In this event, of which there can be no assurance, Solv-Ex does not believe that installation of the utilities plant and upgrader for the 15,000 barrel per day facility would be warranted because of: (i) the estimated cost -- previously reported at approximately $50 million; (ii) the utilities plant and upgrader could not be readily expanded to accommodate the larger plant; and (iii) the limited period of operation before the larger plant came on line would not justify the additional capital expenditure even if required to generate or enhance operating cash flow during the interim. In addition, expenditure of capital required for truck haulage and tankage at 15,000 barrels per day cannot be justified if pipeline capacity will be available as announced and operations at a lower level will probably be required within the limits of available haulage equipment and tankage.

The Company will evaluate all alternatives available to it upon completion of the current test program before making final decisions.

While the Company plans to undertake expansion of the initial stage oil plant and complete the minerals extraction plant during 1997, its ability to do so will depend upon the availability of additional capital and, to a large extent, upon the successful operation of the initial stage plant. Although there can be no assurance that any additional financing can be arranged or arranged upon acceptable terms and conditions, the Company believes it will be able to do so through a combination of

                    SOLV-EX CORPORATION AND SUBSIDIARIES
                      (DEVELOPMENT STAGE ENTERPRISES)

efforts or methods, including joint ventures, licensing agreements for the Company's technology, equity investors (public or private), venture capital groups, institutions, issuance of convertible or subordinated debt or a form of business combination, as well as operating cash flow which may be derived from the initial stage bitumen plant.

                         SOLV-EX CORPORATION AND SUBSIDIARIES
                           (DEVELOPMENT STAGE ENTERPRISES)


                             PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain officers of the Company are defendants in securities actions pending in the federal courts of New York and in the state courts of New Mexico. In October 1996, the Company was served with a complaint in the SEDITA V. SOLV-EX CORPORATION, BUTLER, CAMPBELL, RENDALL AND DEUTSCHE MORGAN GRENFELL, INC., case #96CIV7575, U.S. District Court, Southern District of
New York, and in December 1996, the Company was also served with a complaint in JOSEPH B. GROSSMAN AND STEPHEN DISCH V. BUTLER, RENDALL, CAMPBELL,
DEUTSCHE MORGAN GRENFELL, INC., CHARLES MAXWELL, AND SOLV-EX CORPORATION, case #96CIV8744, United States District Court, Southern District of New York.
On December 23, 1996 the New York federal court consolidated the two actions. The amended complaint in the consolidated action alleges, among other things, damage to shareholders of the Company by acts or conduct of the Company and its officers in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and the New Mexico Securities Act and negligent misrepresentation. The plaintiffs ask that the court accord class action status to purchasers of the Company's common stock between February
15, 1995 and September 30, 1996. Two similar actions were filed in U.S.
District Court, District of New Mexico, and served upon the Company in November, 1996. These two cases, FOURNIER V. SOLV-EX CORPORATION, BUTLER, CAMPBELL, RENDALL AND DEUTSCHE MORGAN GRENFELL, INC., case #CIV961526JC, and BOYER V. SOLV-EX CORPORATION, RENDALL AND DEUTSCHE MORGAN GRENFELL, INC., case #CIV96602JC, have been dismissed without prejudice. Plaintiffs in those actions have joined the pending consolidated actions in the U.S. District
Court, Southern District of New York.

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

In December 1996, the Company was served with a complaint in PHOENIX PACIFIC PROPERTIES, LTD., JOHN C. PADELFORD III AND PATRICIA J. PADELFORD V. SOLV-EX CORPORATION, RENDALL, AND CAMPBELL, case #CV96-20453, Superior Court, Maricopa County, Arizona. The plaintiffs allege violation of the Arizona Securities Act, fraud, consumer fraud, negligent

                         SOLV-EX CORPORATION AND SUBSIDIARIES
                           (DEVELOPMENT STAGE ENTERPRISES)


misrepresentation, and breach of contract resulting from the Plaintiffs' purchase of shares of Solv-Ex common stock in the open market and in a private placement directly from Solv-Ex.

None of the foregoing actions specifies the amount of damages requested. The Company has only recently received the complaints and the proceedings are only in the initial stages of response and discovery. The Company intends to vigorously defend the actions filed against it and believes that the allegations made against the Company and its officers are without merit.

On May 12, 1997 the Company was served with a claim by Comco Pipe & Supply Company, a division of Russel Metals, Inc. for unpaid equipment charges in the courts of Alberta Province, Canada seeking the amount of CDN $112,901.02 and foreclosure of a builders' lien. The Company is evaluating the claim and has made no evaluation of its validity.

The Company brought an action, SOLV-EX CORPORATION V. QUILLEN, QUILCAP CORPORATION, ZWEIG, ZWEIG ADVISORS, WEIR JONES ENGINEERING CONSULTANTS, LTD., Cause # 96-6057(JSR), United States District Court, Southern District of New York, on August 9, 1996. The Company's complaint alleges, among other things, defendants breach of Confidentiality Agreements, interference with prospective economic advantage, fraud, breach of trust and unjust enrichment, and defendants used information gained from the Company to damage the Company and further their own short selling schemes. Damages in excess of $12,000,000 are sought. The action is in the early stages of discovery and the Company is unable to predict the outcome of the litigation, except that to date discovery has supported the Company's position concerning the conduct of defendants.

                                      SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                           SOLV-EX CORPORATION
                                                                  (Registrant)


                                                        By /s/ John S. Rendall
                                                          --------------------
                                      John S. Rendall, Chief Executive Officer


                                                        By /s/ J. Brad Steward
                                                           -------------------
                                           J. Brad Steward, Vice-President and
                                                       Chief Financial Officer


DATE:  May 14, 1997