Form 10-Q
period 1998-12-31
SOLV EX CORP
filed 1999-02-22
CIK 350305

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____


COMMISSION FILE NUMBER 0-9897

                              SOLV-EX CORPORATION
            (Exact name of Registrant as specified in its charter)

           New Mexico                                 85-0283729
           ----------                                 ----------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

                    2127 Menaul, NE, Albuquerque, NM 87107
                    --------------------------------------
                   (Address of principal executive offices)

                                (505)-883-0331
                                --------------
             (Registrant's telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report:
          500 Marquette, NW, Suite 300, Albuquerque, NM 87102

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  ___    No  XX
                                                    --

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes ____   No.   XX
                                        ---

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as January 31, 1999 was 31,469,555.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 1998

                                     INDEX


PART I.        FINANCIAL INFORMATION

    Item 1.    Financial Statements:

               Consolidated Balance Sheets at December 31, 1998 and June 30, 1998 (Unaudited)

               Consolidated Statements of Operations for the three months ended December 31, 1998 and 1997 and six months ended December 31, 1998 and 1997, and Cumulative from Inception (Unaudited)

               Consolidated Statement of Stockholders' Equity Cumulative from Inception (Unaudited)

               Consolidated Statements of Cash Flows for the six months ended December 31, 1998 and 1997, and Cumulative from Inception (Unaudited)

               Notes to Consolidated Financial Statements  (Unaudited)

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk

PART II.       OTHER INFORMATION

    Item 1.    Legal Proceedings

    Item. 2    Change in Securities and Use of Proceeds

    Item 6.    Exhibits and Reports on Form 8-K

               Each of the other items of information required under Part II is not applicable for the quarter ended December 31, 1998

               SIGNATURE

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
                          Consolidated Balance Sheets

                      December 31, 1998 and June 30, 1998
                                  (Unaudited)


                                                         December 31,           June 30,
Assets                                                      1998                 1998
------                                                -----------------    ----------------
Current assets:
     Cash and cash equivalents                             $ 1,601,944          14,970,429
     Other receivables                                          47,146             890,509
     Prepaid expenses                                            3,545                 496
                                                      -----------------    ----------------
        Total current assets                                 1,652,635          15,861,434
                                                      -----------------    ----------------

Property, plant and equipment, net                           1,694,090           1,950,658
Patents, net                                                   365,879             352,375
Other assets                                                 1,290,151           1,667,358
                                                      -----------------    ----------------
        Total Assets                                       $ 5,002,755          19,831,825
                                                      =================    ================

                                                         December 31,           June 30,
   Liabilities and Stockholders' Equity                     1998                 1998
                                                      -----------------    ----------------
   Current liabilities:
       Accounts payable                                      $ 895,222           9,245,513
       Accrued expenses                                        156,618             827,513
       Due to related parties                                  387,694           2,645,667
       Current portion of long-term debt                     2,806,136              57,912
                                                      -----------------    ----------------
          Total current liabilities                          4,245,670          12,776,605
                                                      -----------------    ----------------

   Long-term debt, net of current portion                      119,936           7,313,108
                                                      -----------------    ----------------
          Total liabilities                                  4,365,606          20,089,713
                                                      -----------------    ----------------

   Stockholders' equity:
       Common stock, $.01 par value, authorized
          100,000,000 shares; issued 30,869,458
          shares at December 31, 1998, and
          26,082,278 shares at June 30, 1998                   308,695             260,823
       Preferred stock authorized 50,000,000
          shares; no shares issued
       Additional paid-in capital                           85,827,563          82,372,792
       Unearned compensation                                   (36,667)                  -
       Deficit accumulated during development
          stage                                            (85,462,442)        (82,891,503)
                                                      -----------------    ----------------
                   Total stockholders' equity                  637,149            (257,888)
                                                      -----------------    ----------------


       Commitments and contingencies

                                                      -----------------    ----------------
          Total Liabilities and Stockholders' Equity       $ 5,002,755          19,831,825
                                                      =================    ================

See accompanying notes to consolidated financial statements.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
                     Consolidated Statements of Operations

                 Three months ended December 31, 1998 and 1997
                  Six months ended December 31, 1998 and 1997
                 and Cumulative from July 2, 1980 (inception)
                                  (Unaudited)

                                                          Three months ended                          Six months ended
                                                 -------------------------------------     ----------------------------------------
                                                             December 31,                               December 31,
                                                 -------------------------------------     ----------------------------------------
                                                      1998                 1997                  1998                  1997
                                                 ----------------     ----------------     ------------------    ------------------
Revenues:
      Contract fees                              $             -                    -      $               -                     -
      Interest                                            20,045                  284                386,890                 2,954
      Gain on sale of assets                                   -                                      10,539                     -
      State grant                                              -                    -                      -                     -
                                                 ----------------     ----------------     ------------------    ------------------
                                                          20,045                  284                397,429                 2,954
                                                 ----------------     ----------------     ------------------    ------------------
Expenses:
      Research and development                            56,538              198,327                240,609               605,307
      Research and development
         funded by others                                      -                    -                      -                     -
      General and administrative                         629,861            2,267,701              1,713,415             4,667,135
      Interest expense                                    68,688            1,509,688                316,720             3,012,375
      Loss on sale of assets                               2,263            1,788,415                697,624             1,788,415
      Write-off of mineral lease                               -                                           -                     -
                                                 ----------------     ----------------     ------------------    ------------------
                                                         757,350            5,764,131              2,968,368            10,073,232
                                                 ----------------     ----------------     ------------------    ------------------
Minority interest in loss
      of subsidiary                                            -                    -                      -                     -
                                                 ----------------     ----------------     ------------------    ------------------
      Net (loss) before extraoradinary item             (737,305)          (5,763,847)            (2,570,939)          (10,070,278)
                                                 ----------------     ----------------     ------------------    ------------------
         Extraordinary item
                                                 ================     ================     ==================    ==================
      Net (loss)                                 $      (737,305)           (5,763,847)    $      (2,570,939)          (10,070,278)
                                                 ================     ================     ==================    ==================
Weighted average number of
      common shares outstanding                       32,057,966           25,235,515             29,171,224            24,809,787
                                                 ================     ================     ==================    ==================
(Loss) per common share                          $         (0.02)               (0.23)     $           (0.09)                (0.41)
                                                 ================     ================     ==================    ==================

                                                                Cumulative

                                                             from July 2, 1980

                                                                (inception)
                                                          ------------------------
Revenues:
      Contract fees                                       $             5,278,637
      Interest                                                          3,763,401
      Gain on sale of assets                                              325,926
      State grant                                                         407,760
                                                          ------------------------
                                                                        9,775,724
                                                          ------------------------
Expenses:
      Research and development                                         26,630,630
      Research and development
         funded by others                                              (2,032,956)
      General and administrative                                       31,511,036
      Interest expense                                                  6,713,403
      Loss on sale of assets                                           64,082,520
      Write-off of mineral lease                                        1,447,453
                                                          ------------------------
                                                                      128,352,086
                                                          ------------------------
Minority interest in loss
      of subsidiary                                                       113,920
                                                          ------------------------
      Net (loss) before extraoradinary item                          (118,462,442)
                                                          ------------------------
         Extraordinary item                                            33,000,000
                                                          ========================
      Net (loss)                                          $           (85,462,442)
                                                          ========================
Weighted average number of
      common shares outstanding                                        15,784,796
                                                          ========================
(Loss) per common share                                   $                 (5.41)
                                                          ========================

See accompanying notes to consolidated financial statements.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
                Consolidated Statements of Stockholders' Equity

                 For the period from July 2, 1980 (inception)
                           through December 31, 1998
                                  (Unaudited)

                                                          Price                                       Additional        Common
                                                           per              Common stock                paid-in         stock
                                                                    ------------------------------
                                                          share        Shares           Amount          capital       subscribed
                                                        --------    --------------   -------------   --------------   ------------
Issued to officers/directors:
    For costs related to patent, July 2, 1980           $ 0.010        2,700,000      $   27,000       $        -      $     -
    For cash, September 1, 1980                           0.010        1,500,000          15,000                -            -
    For services, September 1, 1980                       0.010          750,000           7,500                -            -

Sold to nonaffiliated parties for cash:
    September 10, 1980                                    0.010          100,000           1,000                -            -
    September 15, 1980                                    0.125          200,000           2,000           23,000            -
    October 10 and December 31, 1980                      0.250        1,520,000          15,200          364,800            -

Subscribed, net of offering costs and commissions             -                -               -        3,392,736       40,000

Common stock warrants                                         -                -               -              400            -

Net (loss)                                                    -                -               -                -            -
                                                                 ---------------   -------------  ---------------   ----------
       Balance at June 30, 1981                                        6,770,000          67,700        3,780,936       40,000
                                                                 ---------------   -------------  ---------------   ----------

Sold for cash in public offering, July 17, 1981           1.000        4,000,000          40,000                -      (40,000)

Issued to officers/directors, November 2, 1981:
    For costs related to patent                           0.010          200,000           2,000                -            -
    For cash                                              0.010          200,000           2,000                -            -

Sold to nonaffiliated parties for cash,
    December 22, 1981                                     1.000          225,000           2,250          222,750            -

Increase in additional paid-in capital for
    stock options                                             -                -               -          161,875            -

Issued for mineral leases, February 2, 1982               1.875          150,000           1,500          279,500            -

Subscribed                                                    -                -               -           26,625          250

Net (loss)                                                    -                -               -                -            -
                                                                 ---------------   -------------  ---------------   ----------
       Balance at June 30, 1982                                       11,545,000         115,450        4,471,686          250
                                                                 ---------------   -------------  ---------------   ----------


                                                                Common                            Deficit
                                                                stock                           accumulated
                                                              subscrip-        Unearned            during
                                                                tions          Compen-          development

                                                              receivable        sation             stage              Total
                                                             ------------   --------------   ------------------   --------------
Issued to officers/directors:
    For costs related to patent, July 2, 1980                $           -    $           -      $             -     $     27,000
    For cash, September 1, 1980                                          -                -                    -           15,000
    For services, September 1, 1980                                      -                -                    -            7,500

Sold to nonaffiliated parties for cash:
    September 10, 1980                                                   -                -                    -            1,000
    September 15, 1980                                                   -                -                    -           25,000
    October 10 and December 31, 1980                                     -                -                    -          380,000

Subscribed, net of offering costs and commissions                        -                -                    -        3,432,736

Common stock warrants                                                    -                -                    -              400

Net (loss)                                                               -                -              (72,058)         (72,058)
                                                               ------------  ---------------   ------------------   ---------------
       Balance at June 30, 1981                                          -                -              (72,058)       3,816,578
                                                               ------------  ---------------   ------------------   ---------------

Sold for cash in public offering, July 17, 1981                          -                -                    -                -

Issued to officers/directors, November 2, 1981:
    For costs related to patent                                          -                -                    -            2,000
    For cash                                                             -                -                    -            2,000

Sold to nonaffiliated parties for cash,
    December 22, 1981                                                    -                -                    -          225,000

Increase in additional paid-in capital for
    stock options                                                        -                -                    -          161,875

Issued for mineral leases, February 2, 1982                              -                -                    -          281,000

Subscribed                                                         (22,000)               -                    -            4,875

Net (loss)                                                               -                -             (499,100)        (499,100)
                                                               ------------  ---------------   ------------------   ---------------
       Balance at June 30, 1982                                    (22,000)               -             (571,158)       3,994,228
                                                               ------------  ---------------   ------------------   ---------------
                                                                                                                        (continued)

See accompanying notes to consolidated financial statements.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
                Consolidated Statements of Stockholders' Equity

                 For the period from July 2, 1980 (inception)
                           through December 31, 1998
                                  (Unaudited)

                                                          Price                                       Additional        Common
                                                           per              Common stock                paid-in         stock
                                                                     ----------------------------
                                                          share        Shares           Amount          capital       subscribed
                                                        --------     ------------     -----------     ------------    -----------
Increase in additional paid-in capital for stock
     warrants                                                  -               -                -          468,000            -

Increase in additional paid-in capital for stock
    options and subscriptions                                  -               -                -          247,600            -

Collection on stock subscription receivable                    -               -                -                -            -

Net (loss)                                                     -               -                -                -            -
                                                                     ------------     -----------     ------------    -----------
       Balance at June 30, 1983                                       11,545,000          115,450        5,187,286          250
                                                                     ------------     -----------     ------------    -----------

Sold for cash in private placements net of
    placement costs, July 7 and July 18, 1983              4.250       1,000,000           10,000        3,966,680            -

Increase in additional paid-in capital for stock
    options                                                    -               -                -           20,525            -

Stock subscription receivable:
    Collection                                                 -               -                -           10,000            -
    Issuance of stock, March 21, 1984                      1.000          25,000              250                -         (250)

Net (loss)                                                     -               -                -                -            -
                                                                     ------------     -----------     ------------    -----------
       Balance at June 30, 1984                                       12,570,000          125,700        9,174,491            -
                                                                     ------------     -----------     ------------    -----------

Net (loss)                                                     -               -                -                -            -
                                                                    -------------     -----------     ------------    -----------
       Balance at June 30, 1985                                       12,570,000          125,700        9,174,491            -
                                                                    -------------     -----------     ------------    -----------

Stock options exercised:
    September 9, 1985 through June 3, 1986                 1.380          22,103              221           30,281            -
    October 25, 1985 and May 8, 1986                       1.047          10,000              100           10,368            -
    February 4, 1986                                       0.750          20,000              200           14,800            -
    February 5 through April 30, 1986                      1.200         450,000            4,500          535,500            -
    February 10 and May 29, 1986                           1.219          23,897              239           28,886            -

Net (loss)                                                     -               -                -                -            -
                                                                    -------------     -----------     ------------    -----------
       Balance at June 30, 1986                                       13,096,000          130,960        9,794,326            -
                                                                    -------------     -----------     ------------    -----------

                                                                Common                            Deficit
                                                                stock                           accumulated
                                                              subscrip-        Unearned            during
                                                                tions          Compen-          development
                                                              receivable        sation             stage              Total
                                                             ------------   --------------   ------------------   --------------
Increase in additional paid-in capital for stock
     warrants                                                           -                -                    -          468,000

Increase in additional paid-in capital for stock
    options and subscriptions                                           -                -                    -          247,600

Collection on stock subscription receivable                        12,000                -                    -           12,000

Net (loss)                                                              -                -           (1,646,475)      (1,646,475)
                                                             ------------   --------------   ------------------   --------------
       Balance at June 30, 1983                                   (10,000)               -           (2,217,633)       3,075,353
                                                             ------------   --------------   ------------------   --------------

Sold for cash in private placements net of
    placement costs, July 7 and July 18, 1983                           -                -                    -        3,976,680

Increase in additional paid-in capital for stock
    options                                                             -                -                    -           20,525

Stock subscription receivable:
    Collection                                                          -                -                    -           10,000
    Issuance of stock, March 21, 1984                                   -                -                    -                -

Net (loss)                                                              -                -           (3,823,647)      (3,823,647)
                                                             ------------   --------------   ------------------   --------------
       Balance at June 30, 1984                                         -                -           (6,041,280)       3,258,911
                                                             ------------   --------------   ------------------   --------------

Net (loss)                                                              -                -           (1,786,696)      (1,786,696)
                                                             ------------   --------------   ------------------   --------------
       Balance at June 30, 1985                                         -                -           (7,827,976)       1,472,215
                                                             ------------   --------------   ------------------   --------------

Stock options exercised:
    September 9, 1985 through June 3, 1986                              -                -                    -           30,502
    October 25, 1985 and May 8, 1986                                    -                -                    -           10,468
    February 4, 1986                                                    -                -                    -           15,000
    February 5 through April 30, 1986                                   -                -                    -          540,000
    February 10 and May 29, 1986                                        -                -                    -           29,125

Net (loss)                                                              -                -             (947,636)        (947,636)
                                                             ------------   --------------   ------------------   --------------
       Balance at June 30, 1986                                         -                -           (8,775,612)       1,149,674
                                                             ------------   --------------   ------------------   --------------
                                                                                                                      (continued)

See accompanying notes to consolidated financial statements.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
                Consolidated Statements of Stockholders' Equity

                 For the period from July 2, 1980 (inception)
                           through December 31, 1998
                                  (Unaudited)

                                                          Price                                       Additional        Common
                                                           per              Common stock                paid-in         stock
                                                                    ------------------------------
                                                          share        Shares           Amount          capital       subscribed
                                                        --------    --------------   -------------   --------------   ------------
Common stock warrant exercised:
    April 13, 1987                                      1.500            2,172              22            3,236            -

Stock options exercised:
    April 14 through June 2, 1987                       1.000           14,000             140           13,860            -
    May 11, 1987                                        1.047            5,000              50            5,184            -

Net (loss)                                                  -                -               -                -            -
                                                                ---------------   -------------  ---------------   ----------
       Balance at June 30, 1987                                     13,117,172         131,172        9,816,606            -
                                                                ---------------   -------------  ---------------   ----------
Stock options exercised:
    July 1 through August 31, 1987                      1.000           36,000             360           35,640            -
    July 23 through September 30, 1987                  2.000           30,000             300           59,700            -
    July 29 through August 26, 1987                     1.625            8,000              80           12,920            -
    May 20, 1988                                        1.062           20,000             200           21,050            -
Sold for cash in private placement net of
    placement costs, August 10, 1987 through
    September 22, 1987                                  1.875          715,000           7,150        1,203,763            -

Acquisition and retirement of treasury stock,
    September 16, 1987                                  2.125           (5,000)            (50)         (10,575)           -

Sold to directors for cash, April 25 and 26, 1988       1.125           27,778             278           30,972            -

Net (loss)                                                  -                -               -                -            -
                                                                ---------------   -------------  ---------------   ----------
       Balance at June 30, 1988                                     13,948,950         139,490       11,170,076            -
                                                                ---------------   -------------  ---------------   ----------

                                                                Common                            Deficit
                                                                stock                           accumulated
                                                              subscrip-        Unearned            during
                                                                tions          Compen-          development

                                                              receivable        sation             stage              Total
                                                             ------------   --------------   ------------------   --------------
Common stock warrant exercised:
    April 13, 1987                                                      -                -                    -              3,258

Stock options exercised:
    April 14 through June 2, 1987                                       -                -                    -             14,000
    May 11, 1987                                                        -                -                    -              5,234

Net (loss)                                                              -                -              (86,296)           (86,296)
                                                              ------------  ---------------   ------------------   ----------------
       Balance at June 30, 1987                                         -                -           (8,861,908)         1,085,870
                                                              ------------  ---------------   ------------------   ----------------

Stock options exercised:
    July 1 through August 31, 1987                                      -                -                    -             36,000
    July 23 through September 30, 1987                                  -                -                    -             60,000
    July 29 through August 26, 1987                                     -                -                    -             13,000
    May 20, 1988                                                        -                -                    -             21,250

Sold for cash in private placement net of
    placement costs, August 10, 1987 through
    September 22, 1987                                                  -                -                    -          1,210,913

Acquisition and retirement of treasury stock,
    September 16, 1987                                                  -                -                    -            (10,625)

Sold to directors for cash, April 25 and 26, 1988                       -                -                    -             31,250

Net (loss)                                                              -                -             (556,490)          (556,490)
                                                              ------------  ---------------   ------------------   ----------------
       Balance at June 30, 1988                                         -                -           (9,418,398)         1,891,168
                                                              ------------  ---------------   ------------------   ----------------
                                                                                                                         (continued)

See accompanying notes to consolidated financial statements.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
                Consolidated Statements of Stockholders' Equity

                 For the period from July 2, 1980 (inception)
                           through December 31, 1998
                                  (Unaudited)

                                                       Price                                       Additional        Common
                                                        per                Common stock             paid-in           stock
                                                                  ----------------------------
                                                       share          Shares         Amount         capital        subscribed
                                                     ---------    ------------   -------------    -------------  ------------
Stock options exercised:
    September 2, 1988 through June 8, 1989               1.000          54,478             545           53,933            -
    September 6, 1988 through June 28, 1989              1.047          25,522             255           26,464            -
    September 13, 1988 through May 3, 1989               1.625          36,500             365           58,948            -
    October 7, 1988 through May 8, 1989                  2.125          20,000             200           42,300            -
    December 29, 1988 through March 29, 1989             2.312          13,757             137           31,676            -
    January 9 through June 30, 1989                      1.219          75,000             750           90,655            -
    January 17 through January 23, 1989                  1.438          91,208             912          135,825            -
    March 10, 1989                                       1.656          10,000             100           16,462            -
    June 2 through June 8, 1989                          1.078          15,000             150           16,022            -

Sold to director for cash, September 3, 1988             1.750          20,000             200           34,800            -

Net (loss)                                                   -               -               -                -            -
                                                                  ------------    ------------    -------------    ----------
       Balance at June 30, 1989                                     14,310,415         143,104       11,677,161            -
                                                                  ------------    ------------    -------------    ----------

Stock options exercised:
    July 10, 1989 through September 8, 1989              1.078          77,753             778           83,050            -
    July 21, 1989 through October 6, 1989                1.047          55,000             550           57,028            -
    July 25, 1989 through October 4, 1989                1.219         148,076           1,480          178,986            -
    September 11 through September 20, 1989              1.234          81,012             810           99,190            -
    October 6, 1989                                      2.156          10,000             100           21,463            -
    October 6, 1989                                      0.813          10,000             100            8,025            -
    October 18, 1989                                     1.984          10,000             100           19,743            -
    May 11, 1990 through May 25, 1990                    1.844          20,760             208           38,069            -
    May 18, 1990                                         1.656          15,000             150           24,694            -
    May 18, 1990                                         1.625          10,000             100           16,150            -

Stock issued in connection with acquisition of
    controlling interest in Can-Amera Oil Sands, Inc.,
    December 18, 1989                                    1.630          75,000             750          121,500            -

Sold to director for cash, June 7, 1990                  0.500          50,000             500           24,500            -

                                                                                            Deficit
                                                        Common                            accumulated
                                                        stock                                during
                                                      subscriptions     Unearned           development
                                                      receivable      Compensation           stage                Total
                                                      -------------   ------------       ---------------        ----------
Stock options exercised:
    September 2, 1988 through June 8, 1989                       -              -                     -             54,478
    September 6, 1988 through June 28, 1989                      -              -                     -             26,719
    September 13, 1988 through May 3, 1989                       -              -                     -             59,313
    October 7, 1988 through May 8, 1989                          -              -                     -             42,500
    December 29, 1988 through March 29, 1989                     -              -                     -             31,813
    January 9 through June 30, 1989                              -              -                     -             91,405
    January 17 through January 23, 1989                          -              -                     -            136,737
    March 10, 1989                                               -              -                     -             16,562
    June 2 through June 8, 1989                                  -              -                     -             16,172

Sold to director for cash, September 3, 1988                     -              -                     -             35,000

Net (loss)                                                       -              -            (1,035,074)        (1,035,074)
                                                      -------------   ------------       --------------         ----------
       Balance at June 30, 1989                                  -              -           (10,453,472)         1,366,793
                                                      -------------   ------------       --------------         ----------

Stock options exercised:
    July 10, 1989 through September 8, 1989                      -              -                     -             83,828
    July 21, 1989 through October 6, 1989                        -              -                     -             57,578
    July 25, 1989 through October 4, 1989                        -              -                     -            180,466
    September 11 through September 20, 1989                      -              -                     -            100,000
    October 6, 1989                                              -              -                     -             21,563
    October 6, 1989                                              -              -                     -              8,125
    October 18, 1989                                             -              -                     -             19,843
    May 11, 1990 through May 25, 1990                            -              -                     -             38,277
    May 18, 1990                                                 -              -                     -             24,844
    May 18, 1990                                                 -              -                     -             16,250

Stock issued in connection with acquisition of
    controlling interest in Can-Amera Oil Sands, Inc.,
    December 18, 1989                                            -              -                     -            122,250

Sold to director for cash, June 7, 1990                          -              -                     -             25,000

                                                                     (continued)

See accompanying notes to consolidated financial statements.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
                Consolidated Statements of Stockholders' Equity

                 For the period from July 2, 1980 (inception)
                           through December 31, 1998
                                  (Unaudited)


                                                          Price                                       Additional        Common
                                                           per              Common stock                paid-in         stock
                                                                    -----------------------------
                                                          share        Shares           Amount          capital       subscribed
                                                        --------    -------------    ------------    -------------    ----------
Increase in additional paid-in capital for stock
    options                                                    -                -               -           87,350             -

Increase in additional paid-in capital for Directors
    Compensation-Stock Purchase                                -                -               -          428,000             -

Net (loss)                                                     -                -               -                -             -
                                                                    -------------    ------------    -------------    ----------
       Balance at June 30, 1990                                        14,873,016         148,730       12,884,909             -
                                                                    -------------    ------------    -------------    ----------

Sold to director for cash, July 27, 1990                   0.500          100,000           1,000           49,000             -

Stock options exercised:
    August 16, 1990 through August 20, 1990                1.500           20,000             200           29,800             -
    September 13, 1990                                     1.625            5,500              55            8,882             -
    May 1, 1991                                            1.500           10,000             100           14,900             -
    May 2, 1991                                            0.750           30,000             300           22,200             -
    May 2, 1991                                            1.000           25,000             250           24,750             -
    June 4, 1991                                           1.156           10,000             100           11,463             -

Issued to individuals as compensation for services,
    November 8, 1990                                       1.250            1,000              10            1,240             -

Sold to director for cash, March 12, 1991                  1.156           21,620             216           24,784             -
Sold to director for cash, April 29, 1991                  0.500          100,000           1,000           49,000             -

Increase in additional paid-in capital for
    Director Compensation-Stock Purchase                       -                -               -                -        78,125

Net (loss)                                                     -                -               -                -             -
                                                                    -------------    ------------    -------------    ----------
       Balance at June 30, 1991                                        15,196,136         151,961       13,199,053             -
                                                                    -------------    ------------    -------------    ----------

                                                                Common                            Deficit
                                                                stock                           accumulated
                                                              subscrip-        Unearned            during
                                                                tions          Compen-          development
                                                              receivable        sation             stage              Total
                                                             -----------    ------------        -------------       ------------
Increase in additional paid-in capital for stock
    options                                                            -               -                    -             87,350

Increase in additional paid-in capital for Directors
    Compensation-Stock Purchase                                        -               -                    -            428,000

Net (loss)                                                             -               -           (1,384,785)        (1,384,785)
                                                             -----------    -------------       -------------       ------------
       Balance at June 30, 1990                                        -                -         (11,838,257)         1,195,382
                                                             -----------    -------------       -------------       ------------

Sold to director for cash, July 27, 1990                               -               -                    -             50,000

Stock options exercised:
    August 16, 1990 through August 20, 1990                            -               -                    -             30,000
    September 13, 1990                                                 -               -                    -              8,937
    May 1, 1991                                                        -               -                    -             15,000
    May 2, 1991                                                        -               -                    -             22,500
    May 2, 1991                                                        -               -                    -             25,000
    June 4, 1991                                                       -               -                    -             11,563

Issued to individuals as compensation for services,
    November 8, 1990                                                   -               -                    -              1,250

Sold to director for cash, March 12, 1991                              -               -                    -             25,000
Sold to director for cash, April 29, 1991                              -               -                    -             50,000

Increase in additional paid-in capital for
    Director Compensation-Stock Purchase                               -               -                    -             78,125

Net (loss)                                                             -               -             (700,382)          (700,382)
                                                              ----------    ------------        -------------       ------------
       Balance at June 30, 1991                                        -               -          (12,538,639)           812,375
                                                              ----------    ------------        -------------       ------------
                                                                                                                      (continued)


See accompanying notes to consolidated financial statements.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
                Consolidated Statements of Stockholders' Equity

                 For the period from July 2, 1980 (inception)
                           through December 31, 1998
                                  (Unaudited)

                                                          Price                                       Additional        Common
                                                           per              Common stock                paid-in         stock
                                                                    ------------------------------
                                                          share        Shares           Amount          capital       subscribed
                                                        --------    --------------   -------------   --------------   ----------
Stock options exercised:
    July 19, 1991                                          1.500             7,000              70           10,430            -
    July 22, 1991                                          1.063            12,000             120           12,630            -
    July 31, 1991                                          1.500             8,000              80           11,920            -
    October 17, 1991 through November 7, 1991              1.380            35,000             350           47,950            -
    December 3, 1991                                       1.500             7,211              72           10,745            -
    January 15, 1992 through April 13, 1992                1.438            35,000             350           49,962            -
    February 26, 1992                                      1.840            19,500             195           35,685            -
    March 2, 1992                                          1.500            10,000             100           14,900            -
    March 31, 1992                                         1.690            15,000             150           25,163            -
    June 10, 1992                                          1.500            12,000             120           17,880            -

Sold to director for cash, August 23, 1991                 0.500           100,000           1,000           49,000            -

Increases in additional paid-in capital for
    Directors Compensation-Stock Purchase                      -                 -               -           87,500            -

Issued to individuals as compensation for services
    January 16, 1992                                       1.380            28,985             290           39,710            -

Issued to individuals for deferred and other
    compensation                                           1.250           217,000           2,170          269,080            -

Net (loss)                                                     -                 -               -                -            -
                                                                    --------------   -------------   --------------   ----------
       Balance at June 30, 1992                                         15,702,832         157,028       13,881,608            -
                                                                    --------------   -------------   --------------   ----------

                                                                Common                            Deficit
                                                                stock                           accumulated
                                                              subscrip-        Unearned            during
                                                                tions          Compen-          development

                                                              receivable        sation             stage              Total
                                                             ------------   --------------   -----------------    --------------
Stock options exercised:
    July 19, 1991                                                       -                -                   -           10,500
    July 22, 1991                                                       -                -                   -           12,750
    July 31, 1991                                                       -                -                   -           12,000
    October 17, 1991 through November 7, 1991                           -                -                   -           48,300
    December 3, 1991                                                    -                -                   -           10,817
    January 15, 1992 through April 13, 1992                             -                -                   -           50,312
    February 26, 1992                                                   -                -                   -           35,880
    March 2, 1992                                                       -                -                   -           15,000
    March 31, 1992                                                      -                -                   -           25,313
    June 10, 1992                                                       -                -                   -           18,000

Sold to director for cash, August 23, 1991                              -                -                   -           50,000

Increases in additional paid-in capital for
    Directors Compensation-Stock Purchase                               -                -                   -           87,500

Issued to individuals as compensation for services
    January 16, 1992                                                    -                -                   -           40,000

Issued to individuals for deferred and other
    compensation                                                        -                -                   -          271,250

Net (loss)                                                              -                -            (758,434)        (758,434)
                                                             ------------   --------------   -----------------    --------------
       Balance at June 30, 1992                                         -                -         (13,297,073)         741,563
                                                             ------------   --------------   -----------------    --------------
                                                                                                                    (continued)

See accompanying notes to consolidated financial statements.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
                Consolidated Statements of Stockholders' Equity

                 For the period from July 2, 1980 (inception)
                           through December 31, 1998
                                  (Unaudited)

                                                           Price                                        Additional        Common
                                                            per               Common stock                paid-in         stock
                                                                      ------------------------------
                                                           share         Shares           Amount          capital       subscribed
                                                         ----------   --------------   -------------   --------------   ----------
Sold for cash in private placements, net of offering
    costs and commissions:
       July 7, 1992 through September 9, 1992              0.750          600,001           6,000          444,000            -
       October 30, 1992 through December 1, 1992           0.750          466,665           4,667          345,333            -
       December 31, 1992                                   1.341          157,500           1,575          209,705            -
       January 15, 1993                                    1.418           25,600             256           36,032            -
       February 28, 1993                                   1.358          120,000           1,200          161,813            -
       March 1, 1993                                       1.358          132,000           1,320          177,970            -
       April 6, 1993                                       2.500          100,000           1,000          222,750            -
       May 31, 1993                                        3.750          278,777           2,788        1,035,477            -
       June 30, 1993                                       3.750           28,000             280          104,720            -
       June 30, 1993                                       3.500          100,000           1,000          349,000            -

Issued to individuals as compensation for services
    and expenses, October 9, 1992                          1.250           30,065             301           37,280            -

Issued as compensation to an officer,
    October 9, 1992                                        1.313           50,000             500           65,125            -

Redemption of consolidated subsidiary,
    Can-Amera Oil Sands, Inc., long-term debt with
    Can-Amera Oil Sands, Inc. common stock                     -                -               -        1,447,980            -

Stock options exercised:
    December 9, 1992                                       1.188           10,000             100           11,775            -
    December 22, 1992                                      1.500           10,000             100           14,900            -
    January 15, 1993                                       1.500           10,000             100           14,900            -
    March 19, 1993                                         1.000           25,000             250           24,750            -
    March 19, 1993                                         1.188           17,211             172           20,266            -
    April 14, 1993                                         1.000           10,000             100            9,900            -
    June 30, 1993                                          1.500           13,000             130           19,370            -
    June 30, 1993                                          2.600            5,000              50           12,950            -

Sold to directors for cash,
    August 6, 1992 through October 16, 1992                0.500          600,000           6,000          294,000            -

                                                           Common                             Deficit
                                                            stock                           accumulated
                                                          subscrip-       Unearned            during
                                                            tions          Compen-          development

                                                         receivable        sation              stage            Total
                                                        ------------   --------------   ------------------   ----------
Sold for cash in private placements, net of offering
    costs and commissions:
       July 7, 1992 through September 9, 1992               -                -                    -            450,000
       October 30, 1992 through December 1, 1992            -                -                    -            350,000
       December 31, 1992                                    -                -                    -            211,280
       January 15, 1993                                     -                -                    -             36,288
       February 28, 1993                                    -                -                    -            163,013
       March 1, 1993                                        -                -                    -            179,290
       April 6, 1993                                        -                -                    -            223,750
       May 31, 1993                                         -                -                    -          1,038,265
       June 30, 1993                                        -                -                    -            105,000
       June 30, 1993                                        -                -                    -            350,000

Issued to individuals as compensation for services
    and expenses, October 9, 1992                           -                -                    -             37,581

Issued as compensation to an officer,
    October 9, 1992                                         -          (24,608)                   -             41,017

Redemption of consolidated subsidiary,
    Can-Amera Oil Sands, Inc., long-term debt with
    Can-Amera Oil Sands, Inc. common stock                  -                -                    -          1,447,980

Stock options exercised:
    December 9, 1992                                        -                -                    -             11,875
    December 22, 1992                                       -                -                    -             15,000
    January 15, 1993                                        -                -                    -             15,000
    March 19, 1993                                          -                -                    -             25,000
    March 19, 1993                                          -                -                    -             20,438
    April 14, 1993                                          -                -                    -             10,000
    June 30, 1993                                           -                -                    -             19,500
    June 30, 1993                                           -                -                    -             13,000

Sold to directors for cash,
    August 6, 1992 through October 16, 1992                 -                -                    -            300,000

                                                                     (continued)

See accompanying notes to consolidated financial statements.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
                Consolidated Statements of Stockholders' Equity

                 For the period from July 2, 1980 (inception)
                           through December 31, 1998
                                  (Unaudited)


                                                           Price                                        Additional        Common
                                                            per               Common stock                paid-in         stock
                                                                      ------------------------------
                                                           share         Shares           Amount          capital       subscribed
                                                         ----------   --------------   -------------   --------------   ----------
Increase in additional paid-in capital for
    Directors Compensation-Stock Purchase                     -                    -              -          150,000            -

Net (loss)                                                    -                    -              -                -            -
                                                                      --------------   -------------   --------------   ----------
       Balance at June 30, 1993                                           18,491,651        184,917       19,091,604            -
                                                                      --------------   -------------   --------------   ----------

Offering costs and commissions                                -                    -              -          (74,662)           -

Earned compensation                                           -                    -              -                -            -

 Sold for cash in private placements, net of offering
    costs and commissions:
       December 27, 1993                                  3.000              168,000          1,680          474,600            -
       March 8, 1994                                      3.249              100,000          1,000          299,982            -
       May 4, 1994                                        2.720               60,000            600          161,784            -
       May 16, 1994                                       2.820               75,000            750          209,692            -
       June 3, 1994                                       2.750              350,000          3,500          954,187            -
       June 16, 1994                                      2.410              196,000          1,960          468,038            -

Issued to individuals as compensation for
    services and expenses:
       September 23, 1993                                 5.200               25,000            250          129,750            -
       March 1, 1994                                      5.200               10,000            100           51,900            -
       June 28, 1994                                      2.688                7,800             78           20,885            -
       June 28, 1994                                   5.000/5.700            22,200            222          119,298            -
       June 28, 1994                                      0.750               10,000            100            7,400            -
       June 28, 1994                                      1.500                5,000             50            7,450            -

Stock options exercised:
    December 14, 1994                                     1.500                8,334             83           12,418            -

Net (loss)                                                    -                    -              -                -            -
                                                                      --------------   -------------   --------------   ----------
Balance June 30, 1994                                                     19,528,985        195,290       21,934,326            -
                                                                      --------------   -------------   --------------   ----------

                                                         Common                              Deficit
                                                         stock                            accumulated
                                                        subscrip-      Unearned             during
                                                          tions         Compen-           development

                                                       receivable       sation               stage               Total
                                                      ------------  --------------    ------------------   ----------------
Increase in additional paid-in capital for
    Directors Compensation-Stock Purchase                       -                -                    -            150,000

Net (loss)                                                      -                -           (2,249,607)        (2,249,607)
                                                      ------------  ---------------   ------------------   ----------------
       Balance at June 30, 1993                                 -          (24,608)         (15,546,680)         3,705,233
                                                      ------------  ---------------   ------------------   ----------------

Offering costs and commissions                                  -                -                    -            (74,662)

Earned compensation                                             -           24,608                    -             24,608

 Sold for cash in private placements, net of offering
    costs and commissions:
       December 27, 1993                                        -                -                    -            476,280
       March 8, 1994                                            -                -                    -            300,982
       May 4, 1994                                              -                -                    -            162,384
       May 16, 1994                                             -                -                    -            210,442
       June 3, 1994                                             -                -                    -            957,687
       June 16, 1994                                            -                -                    -            469,998

Issued to individuals as compensation for
    services and expenses:
       September 23, 1993                                       -          (52,000)                   -             78,000
       March 1, 1994                                            -          (43,256)                   -              8,744
       June 28, 1994                                            -                -                    -             20,963
       June 28, 1994                                            -                -                    -            119,520
       June 28, 1994                                            -                -                    -              7,500
       June 28, 1994                                            -                -                    -              7,500

Stock options exercised:
    December 14, 1994                                           -                -                    -             12,501

Net (loss)                                                      -                -           (2,439,471)        (2,439,471)
                                                      ------------  ---------------   ------------------   ----------------
Balance June 30, 1994                                           -          (95,256)         (17,986,151)         4,048,209
                                                      ------------  ---------------   ------------------   ----------------

                                                                     (continued)

See accompanying notes to consolidated financial statements.

                      SOLVEX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
                Consolidated Statements of Stockholder' Equity

                 For the period from July 2, 1980 (inception)
                           through December 31, 1998
                                  (Unaudited)

                                                       Price                                         Additional      Common
                                                        per                  Common stock             Paid-in         stock
                                                                     ----------------------------
                                                       share            Shares          Amount         capital      subscribed
                                                      -------        ----------------------------    -----------    ----------
Earned compensation                                         -                -               -                 -            -

Issued to individual as compensation
    July 1, 1994                                        2.440           10,000             100            24,275            -

Sold for cash in private placements, net of
    offering costs and commissions
    December 7, 1994                                    2.318          668,300           6,683         1,542,670            -

Stock options exercised:
    October 11, 1994                                    1.840           20,000             200            36,600            -
    November 10, 1994                                   1.500            8,334              83            12,418            -

Stock options exercised with stock                1.840/1.500           41,821             418              (418)           -

Net (loss)                                                  -                -               -                 -            -
                                                                   ------------      ----------      ------------     ---------
       Balance at June 30, 1995                                     20,277,440         202,774        23,549,871            -
                                                                   ------------      ----------      ------------     ---------

Earned compensation                                         -                -               -                 -            -

Issued to individual as compensation
    July 1, 1995 through November 30, 1995         7.44-11.00           10,200             102            39,652            -
    December 1, 1995 through June 30, 1996         6.25-38.00           13,000             130           133,744            -

Issued to GFL Advantage per private placement
    agreement                                          17.270           30,000             300              (300)

Sold for cash in private placements, net of
    offering costs and commissions
    July 21, 1995                                       5.696          100,000           1,000           568,625            -
    August 1, 1995                                      5.688          500,000           5,000         2,839,115            -
    January 23, 1996                              15.00-19.00          543,860           5,439         8,994,561            -
    March 8, 1996                                      28.365        1,081,967          10,820        30,679,180            -

                                                                                          Deficit
                                                         Common                         accumulated
                                                         stock           Unearned         during
                                                      subscriptions       Compen-       development

                                                       receivable         sation           stage               Total
                                                       ---------        ----------    --------------      ----------------
Earned compensation                                          -             95,256                  -               95,256

Issued to individual as compensation
    July 1, 1994                                             -            (12,187)                 -               12,188

Sold for cash in private placements, net of
    offering costs and commissions
    December 7, 1994                                         -                  -                  -            1,549,353

Stock options exercised:
    October 11, 1994                                         -                  -                  -               36,800
    November 10, 1994                                        -                  -                  -               12,501

Stock options exercised with stock                           -                  -                  -                    -

Net (loss)                                                   -                  -         (1,079,600)          (1,079,600)
                                                       --------         ----------    -----------------   ----------------
       Balance at June 30, 1995                              -            (12,187)       (19,065,751)           4,674,707
                                                       --------         ----------    -----------------   ----------------

Earned compensation                                          -             12,187                  -               12,187

Issued to individual as compensation
    July 1, 1995 through November 30, 1995                   -                  -                  -               39,754
    December 1, 1995 through June 30, 1996                   -                  -                  -              133,874

Issued to GFL Advantage per private placement
    agreement                                                                                                           -

Sold for cash in private placements, net of
    offering costs and commissions
    July 21, 1995                                            -                  -                  -              569,625
    August 1, 1995                                           -                  -                  -            2,844,115
    January 23, 1996                                         -                  -                  -            9,000,000
    March 8, 1996                                            -                  -                  -           30,690,000
                                                                                                           (continued)

See accompanying notes to consolidated financial statements.

                      SOLVEX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
                Consolidated Statements of Stockholders' Equity

                 For the period from July 2, 1980 (inception)
                           through December 31, 1998
                                  (Unaudited)


                                                       Price                                         Additional      Common
                                                        per                Common stock                Paid-in       stock
                                                                   ----------------------------
                                                       share            Shares          Amount         capital      subscribed
                                                     --------      ----------------------------     ------------    ----------
 Stock options exercised:
    September 7, 1995                                   2.600            6,000              60           15,540          -
    October 5, 1995                                     1.500           10,000             100           14,900          -
    October 24, 1995                                    2.600            5,000              50           12,950          -
    December 12, 1995                                   1.500            8,332              83           12,415          -
    February 28, 1996                                2.56-5.75          37,500             375          162,424          -
    March 1, 1996                                    1.38-2.56          12,500             125           17,715          -
    March 5, 1996                                    2.56-5.75          18,000             180           93,750          -
    March 8, 1996                                    2.56-5.75          44,000             440          200,185          -
    March 12, 1996                                      2.560            2,500              25            6,375          -
    March 26, 1996                                      2.560           10,000             100           25,500          -
    March 27, 1996                                      2.560            2,500              25            6,375          -
    April 3, 1996                                       2.560              500               5            1,275          -
    April 18, 1996                                      1.500           19,400             194           28,906          -
    April 24, 1996                                      2.560              500               5            1,275          -
    April 30, 1996                                   1.50-4.91          41,080             411             (411)         -
    May 22, 1996                                        2.560            1,000              10            2,550          -
    May 24, 1996                                        2.560            1,500              15            3,825          -
    June 10, 1996                                       1.500           50,000             500           74,500          -

Warrants exercised:
    December 3, 1995                                    3.625           10,237             102           37,007          -
    June 11, 1996                                       3.625            9,633              96           34,823          -

Prior period adjustment                                   -                -               -           (201,736)         -

Net (loss)                                                -                -               -                -            -
                                                                   ------------      ----------     ------------    ----------
       Balance at June 30, 1996                                     22,846,649         228,466       67,354,592          -
                                                                   ------------      ----------     ------------    ----------

                                                                                                 Deficit
                                                            Common                              Accumulated
                                                            stock                                 during
                                                        subscriptions       Unearned          development
                                                          receivable      Compensation            stage          Total
                                                        -------------     ------------        -----------     ----------
 Stock options exercised:
    September 7, 1995                                         -                -                      -           15,600
    October 5, 1995                                           -                -                      -           15,000
    October 24, 1995                                          -                -                      -           13,000
    December 12, 1995                                         -                -                      -           12,498
    February 28, 1996                                         -                -                      -          162,799
    March 1, 1996                                             -                -                      -           17,840
    March 5, 1996                                             -                -                      -           93,930
    March 8, 1996                                             -                -                      -          200,625
    March 12, 1996                                            -                -                      -            6,400
    March 26, 1996                                            -                -                      -           25,600
    March 27, 1996                                            -                -                      -            6,400
    April 3, 1996                                             -                -                      -            1,280
    April 18, 1996                                            -                -                      -           29,100
    April 24, 1996                                            -                -                      -            1,280
    April 30, 1996                                            -                -                      -              -
    May 22, 1996                                              -                -                      -            2,560
    May 24, 1996                                              -                -                      -            3,840
    June 10, 1996                                             -                -                      -           75,000

Warrants exercised:
    December 3, 1995                                          -                -                      -           37,109
    June 11, 1996                                             -                -                      -           34,920

Prior period adjustment                                       -                -                  201,736            -

Net (loss)                                                    -                -               (6,197,747)    (6,197,747)
                                                        -------------     ------------        -----------     ----------
       Balance at June 30, 1996                               -                -              (25,061,762)    42,521,296
                                                        -------------     ------------        -----------     ----------
                                                                                                         (continued)

See accompanying notes to consolidated financial statements.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
                Consolidated Statements of Stockholders' Equity

                 For the period from July 2, 1980 (inception)
                           through December 31, 1998
                                  (Unaudited)

                                                        Price                                         Additional        Common
                                                         per                Common stock                paid-in         stock
                                                                    ------------------------------
                                                        share          Shares           Amount          capital       subscribed
                                                      --------      --------------   -------------   --------------   ------------
Issued to employees as compensation                                             -               -        288,750               -

Issued to individual as compensation
    July 1, 1996 through September 30, 1996          4.92-8.00             25,653             256        179,868               -
    October 1, 1996 through December 31, 1996        6.94-7.66              4,900              49         35,845               -
    January 1, 1997 through March 31, 1997        10.625-17.50              7,166              72        112,532               -
    April 1, 1997 through June 30, 1997             6.13-12.69                289               3          3,272               -

Due to GFL Advantage per private placement
    agreement                                           17.270            (30,000)           (300)    (1,647,544)              -

Converted Debentures:
    January 31, 1997                                    11.760            283,402           2,834      3,330,166               -
    February 25, 1997                                   12.620            139,761           1,397      1,761,935               -
    March 31, 1997                                       8.910            887,264           8,874      7,894,794               -
    May 6, 1997                                         11.000             24,590             246        270,244               -

Stock options exercised:
    August 12, 1996                                      1.500             15,600             156         23,244               -
    September 3, 1996                                    2.560                500               5          1,275               -
    September 20, 1996                               2.56-8.53             12,500             125         91,575               -
    September 24, 1996                                   2.560             12,500             125         31,875               -
    October 7, 1996                                      2.560              5,000              50         12,750               -
    October 16, 1996                                     2.560              5,000              50         12,750               -
    December 18, 1996                                    2.560              1,000              10          2,550               -
    January 30, 1997                                     2.560              1,000              10          2,550               -
    January 30, 1997                                     9.060              2,000              20         18,100               -
    March 31, 1997                                       2.560                500               5          1,275               -
    April 17, 1997                                       9.060              1,000              10          9,050               -
    April 21, 1997                                       9.060              2,500              25         22,625               -
    June 30, 1997                                        3.560             50,000             500        177,500               -

Stock options exercised with stock:

                                                          Common                            Deficit
                                                          stock                           accumulated
                                                        subscrip-        Unearned            during
                                                          tions          Compen-          development

                                                        receivable        sation             stage              Total
                                                       ------------   --------------   --------------       --------------
Issued to employees as compensation                             -         (165,000)             -            123,750

Issued to individual as compensation
    July 1, 1996 through September 30, 1996                     -                -              -            180,123
    October 1, 1996 through December 31, 1996                   -                -              -             35,894
    January 1, 1997 through March 31, 1997                      -                -              -            112,604
    April 1, 1997 through June 30, 1997                         -                -              -              3,275

Due to GFL Advantage per private placement
    agreement                                                   -                -              -         (1,647,844)

Converted Debentures:
    January 31, 1997                                            -                -              -          3,333,000
    February 25, 1997                                           -                -              -          1,763,333
    March 31, 1997                                              -                -              -          7,903,668
    May 6, 1997                                                 -                -              -            270,490

Stock options exercised:
    August 12, 1996                                             -                -              -             23,400
    September 3, 1996                                           -                -              -              1,280
    September 20, 1996                                          -                -              -             91,700
    September 24, 1996                                          -                -              -             32,000
    October 7, 1996                                             -                -              -             12,800
    October 16, 1996                                            -                -              -             12,800
    December 18, 1996                                           -                -              -              2,560
    January 30, 1997                                            -                -              -              2,560
    January 30, 1997                                            -                -              -             18,120
    March 31, 1997                                              -                -              -              1,280
    April 17, 1997                                              -                -              -              9,060
    April 21, 1997                                              -                -              -             22,650
    June 30, 1997                                               -                -              -            178,000

Stock options exercised with stock:                                                                       (continued)

See accompanying notes to consolidated financial statements.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
                Consolidated Statements of Stockholders' Equity

                 For the period from July 2, 1980 (inception)
                           through December 31, 1998
                                  (Unaudited)

                                                        Price                                         Additional        Common
                                                         per                Common stock                paid-in         stock
                                                                    ------------------------------
                                                        share          Shares           Amount          capital       subscribed
                                                      --------      --------------   -------------   -------------    ------------
October 17, 1996                                       1.500               85,285             853           (853)              -

Net (loss)                                                                      -               -              -               -

                                                                    ==============    =============  ============     ==========
Balance at June 30, 1997                                               24,384,059         243,841     79,990,720               -
                                                                    ==============    =============  ============     ==========

Issued to employees as compensation-adjusted                                    -               -       (165,000)              -

Due to GFL Advantage per private placement
    agreement                                                                   -               -       (718,138)              -

Converted Debentures
    October 7, 1997                                        2.780          910,860           9,109      2,523,082               -
    June 30, 1998                                          0.990          787,359           7,873        742,127               -

Net (loss)
                                                                    ==============    ============   ============     ==========
Balance at June 30, 1998                                               26,082,278         260,823     82,372,791               -
                                                                    ==============    ============   ============     ==========

                                                                Common                            Deficit
                                                                stock                           accumulated
                                                              subscrip-        Unearned            during
                                                                tions          Compen-          development

                                                              receivable        sation             stage              Total
                                                             ------------   --------------   ------------------   --------------
October 17, 1996                                                       -                -                    -                  -

Net (loss)                                                             -                -          (14,680,361)       (14,680,361)

                                                              ===========    =============     ================     =============
Balance at June 30, 1997                                               -         (165,000)         (39,742,123)        40,327,437
                                                              ===========    =============     ================     =============

Issued to employees as compensation-adjusted                           -          165,000                    -                  -

Due to GFL Advantage per private placement
    agreement                                                          -                -                    -           (718,138)

Converted Debentures
    October 7, 1997                                                    -                -                    -          2,532,191
    June 30, 1998                                                      -                -                    -            750,000


Net (loss)                                                                                         (43,149,380)       (43,149,380)

                                                              ===========    =============     ================     ==============
Balance at June 30, 1998                                               -                -          (82,891,503)          (257,889)
                                                              ===========    =============     ================     ==============
                                                                                                                        (continued)

Seeing accompanying notes to consolidated financial statements.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
                Consolidated Statements of Stockholders' Equity

                 For the period from July 2, 1980 (inception)
                           through December 31, 1998
                                  (Unaudited)



                                                          Price                                       Additional        Common
                                                           per              Common stock                paid-in         stock
                                                                    ------------------------------
                                                          share        Shares           Amount          capital       subscribed
                                                        --------    --------------   -------------   --------------   ------------
Issued to employees as compensation
    October 1, 1998                                     0.500           30,000             300           14,701            -
    October 1, 1988-adjustment                                                                         (115,000)

Issued to employees as indemnification-adjusted
    October 1, 1998                                     0.500           29,603             296           14,505

Issued to individuals as compensation
    July 31, 1998                                       1.100          300,000           3,000          327,000            -
    October 1, 1998                                     0.500          290,670           2,907          142,428            -

Due to GFL Advantage per private placement
    agreement                                                                -               -            9,000            -

Issued through private placement
    November 3, 1998 through December 31, 1998          0.500        1,624,000          16,240          795,760            -

Converted Debentures:
    October 1, 1998                                     0.400        5,728,767          57,288        2,234,219            -

Shares not exchanged by December 31, 1998 as
    per the Plan of Reorganization                      0.010       (3,215,860)        (32,159)          32,159            -

Net (loss)

                                                                ===============   =============  ===============   ==========
Balance at December 31, 1998                                        30,869,458       $ 308,695     $ 85,827,563          $ -
                                                                ===============   =============  ===============   ==========

                                                                Common                            Deficit
                                                                stock                           accumulated
                                                              subscrip-        Unearned            during
                                                                tions          Compen-          development

                                                              receivable        sation             stage              Total
                                                             ------------   --------------   ------------------   --------------
Issued to employees as compensation
    October 1, 1998                                                  -           (6,667)                   -              8,334
    October 1, 1988-adjustment                                                                                         (115,000)

Issued to employees as indemnification-adjusted
    October 1, 1998

Issued to individuals as compensation
    July 31, 1998                                                    -                -                    -            330,000
    October 1, 1998                                                  -          (30,000)                   -            115,335

Due to GFL Advantage per private placement
    agreement                                                        -                -                    -              9,000

Issued through private placement
    November 3, 1998 through December 31, 1998                       -                -                    -            812,000

Converted Debentures:
    October 1, 1998                                                  -                -                    -          2,291,507

Shares not exchanged by December 31, 1998 as
    per the Plan of Reorganization                                   -                -                    -                  -

Net (loss)                                                                                        (2,570,939)        (2,570,939)

                                                             ==========  ===============   ==================   ================
Balance at December 31, 1998                                       $ -        $ (36,667)       $ (85,462,442)         $ 637,149
                                                             ==========  ===============   ==================   ================

See accompanying notes to consolidated financial statement.

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (Development Stage Enterprises)
                      Consolidated Statements of Cash Flows

                   Six months ended December 31, 1998 and 1997
                  and Cumulative from July 2, 1980 (inception)
                                   (Unaudited)

                                                                           Six months ended                        Cumulative
                                                                   ----------------------------------
                                                                             December 31                       from July 2, 1980
                                                                  -----------------------------------
                                                                       1998                 1997                  (inception)
                                                                  ----------------    ---------------         ---------------------
Cash flows from operating activities:
  Net loss                                                         $   (2,570,939)       (10,070,278)         $        (85,664,178)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
       Depreciation and amortization                                      284,901          1,021,672                     5,059,482
       Amortization of  financing costs                                                                                  2,827,304
       Write-off of mineral leases and other                                    -                  -                     2,783,817
       (Gain) loss on sale of assets                                      (10,539)         1,788,415                    61,780,694
       Issuance of stock, warrants, and options for                                                                              -
         services performed                                               353,469                  -                     3,225,532
       Minority interest in loss of subsidiary                                  -                  -                      (113,920)
       Changes in certain assets and liabilities:                                                                                -
           Receivables and other assets                                   840,313          1,348,353                       (65,236)
           Accounts payable and accrued expenses                       (9,210,273)          (557,579)                   (2,074,505)
           Due to related parties                                      (2,257,973)           127,398                       288,694
           Accrued deferred interest                                            -                  -                       167,260
           Deferred compensation                                                -                  -                       370,250
                                                                  ----------------    ---------------         ---------------------
             Net cash used by operating activities                    (12,571,041)        (6,342,019)                  (11,414,806)
                                                                  ----------------    ---------------         ---------------------

Cash flows from investing activities:
  Proceeds from short-term investments                                                             -                     2,296,745
  Additions to property, plant and equipment                              (14,837)          (901,289)                 (103,678,026)
  Proceeds from sale/return of assets                                      10,539          7,704,704                    32,941,714
  Expenditures for short-term investments                                       -                  -                    (2,100,000)
  Cash acquired in excess of payment for the purchase
    of a majority interest in Can-Amera Oil Sands, Inc.                         -                  -                        97,976
  Expenditures for patents                                                (26,997)           (36,896)                     (534,447)
  Expenditures for other                                                  377,206              3,958                      (135,231)
                                                                  ----------------    ---------------         ---------------------
             Net cash provided by (used for) investing activities         345,911          6,770,477                   (71,111,269)
                                                                  ----------------    ---------------         ---------------------

Cash flows from financing activities:
  Proceeds from issuance of short and long-term debt                            -            850,000                    61,047,606
  Proceeds from loan from stockholder                                           -                  -
  Proceeds from issuance of common stock                                3,301,593          3,744,640                    84,052,065
  Principal payments on short-term and long-term debt                  (4,444,948)        (5,304,435)                  (25,104,634)
  Payment of costs associated with financing                                    -                  -                    (2,885,392)
  Other                                                                         -                  -                   (32,981,625)
                                                                  ----------------    ---------------         ---------------------
             Net cash provided by (used for) financing
               activities                                              (1,143,355)          (709,795)                   84,128,020
                                                                  ----------------    ---------------         ---------------------

Change in cash and cash equivalents                                $  (13,368,485)          (281,337)         $          1,601,944
                                                                  ================    ===============         =====================
                                                                                                                (continued)

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                         (Development Stage Enterprises)
                      Consolidated Statements of Cash Flows

                   Six months ended December 31, 1998 and 1997
                  and Cumulative from July 2, 1980 (inception)
                                   (Unaudited)

                                                                           Six months ended                        Cumulative
                                                                 -------------------------------------
                                                                             December 31                       from July 2, 1980
                                                                 -------------------------------------
                                                                       1998                1997                   (inception)
                                                                 -----------------    ----------------        ---------------------

Change in cash and cash equivalents, forwarded                   $    (13,368,485)           (281,337)        $          1,601,944

Cash and cash equivalents at beginning of period                       14,970,429             608,799                            -
                                                                 -----------------    ----------------        ---------------------

Cash and cash equivalents at end of period                       $      1,601,944             327,462         $          1,601,944
                                                                 =================    ================        =====================

Supplemental disclosure of cash flow information:
  Interest paid (net of amount capitalized)                      $        316,720           3,012,375         $          4,537,896
                                                                 =================    ================        =====================

  Noncash investing and financing activities:

  Issuance of stock for minerals lease                           $              -                   -         $            281,000
                                                                 =================    ================        =====================


  Acquisition of controlling interest in
    Can-Amera Oil Sands, Inc. for cash of $150,000 and 75,000
    shares of common stock valued at $122,250.  In conjunction with the acquisition, liabilities were assumed as follows:
      Fair value of assets acquired                                             -                   -                    1,659,211
      Cash and stock paid for capital stock                                     -                   -                     (272,250)
      Minority interest                                                         -                   -                     (113,920)
                                                                 -----------------   -----------------       ---------------------
      Liabilities assumed                                        $              -                   -        $           1,273,041
                                                                 =================   =================       =====================

Issuance of stock for deferred compensation                      $             -                    -        $             271,250
                                                                 =================   =================       =====================

Issuance of subsidiary stock for redemption
    of Can-Amera notes                                           $              -                   -        $           1,447,980
                                                                 =================   =================       =====================

See accompanying notes to consolidated financial statements.

(1)  Basis of  Presentation
     ----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The financial information presented reflects all adjustments consisting of normal recurring accruals and the impairment of long-lived assets which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire year.

All amounts herein are stated in US dollars except amounts preceded by a "C" denoting Canadian dollars.

These consolidated financial statements should be read in conjunction with the audited balance sheet at August 31, 1998 and notes thereto filed under Form 8-K. The Company emerged from bankruptcy with an effective date of August 31, 1998 and will file an audited balance sheet in accordance with the requirements of Staff Legal Bulletin No. 2 dated April 15, 1997, however the Company has not filed a Form 10-K for the fiscal year ended June 30, 1998.

Since the Company incurred net losses for the three months ended December 31, 1998 and 1997 and the six months ended December 31, 1998 and 1997, both basic and diluted per share calculations are the same. The inclusion of additional shares assuming the exercise of stock options and warrants would have been antidilutive. Options and warrants to purchase 13,193,894 and 784,334 shares of common stock were outstanding at December 31, 1998 and 1997, respectively.

(2)  Going Concern
     -------------

The Company has been in the development stage since its inception on July 2, 1980. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. See Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operation.

(3)  Related Party Transactions
     --------------------------

Mr. Rendall, the Company's Chairman and Chief Executive Officer loaned the Company $2,000,000 on March 26, 1997, which was payable on March 31, 1999 with interest at 10% per annum. On September 9, 1998, Mr. Rendall converted the loan and accrued interest of $291,506 into 5,728,767 shares of the Company's common stock.

Also, on September 9, 1998, the Board of Directors authorized the issuance of common stock, to certain officers and directors in payment of services rendered and indemnification of expenses, Messrs. Anderson, Campbell, Davey and MacDonald received 55,000 shares, 29,603 shares, 80,000 shares and 65,670 shares, respectively.

On August 31, 1998, the Canadian Monitor made distributions to unsecured creditors in accordance with the Plan of Reorganization that included distributions to Messrs. Anderson and Davey in the amounts of C$1,797and $73,774, respectively.

(4)  Accumulated and Other Comprehensive Income
     ------------------------------------------

Statement of Financial Accounting Standards 130 ("SFAS 130") requires a supplemental examination of income, showing Net Income adjusted by transactions and events, which were not reflected in Net Income that occurred during the period, and that affected the Company's equity from non-owner sources. Typically, comprehensive income includes equity adjustments for unrealized gains and losses on available-for-sale securities, minimum pension liabilities adjustments, and foreign currency translation adjustments. On this basis, at June 30, 1998 and December 31, 1998, the Company recognized as a component of stockholders' equity accumulated comprehensive income of $138,200 and $201,417,
respectively, related to foreign currency translation adjustments.   Other
comprehensive income (loss) for the three and six months ended December 31, 1998 was ($1,626) and $63,217, respectively, related to foreign currency translation adjustments.

(5)  Commitments and Contingencies
     -----------------------------

     (a)  Lease

          In connection with its activities in Alberta, Canada during 1996 and 1997, the Company leased an approximately 50-acre tract (known as the Ruth Lake site) from the Province of Alberta (the "Province"). The original planned use for the leased land, which is located north of Fort McMurray on Highway 63, was for the construction of a plant to recover minerals from oil sands tailings generated by others. The site was also used by the Company as a staging area for its construction activities on its own oil sands lease. The Company spent $1,041,779 for site preparation, most of which was for clearing and ground preparation and also posted a C$100,000 reclamation bond ($65,350 current value as of December 31, 1998), which amounts are recorded in Other Assets on the Company's balance sheet, in anticipation of further use or disposal of the site. However, the lease, as amended, required the Company to commence construction of the plant by August 1, 1998, which the Company was unable to do. Thereafter, the Company requested an extension of the lease provision requiring the commencement of construction. The request was denied, which is being appealed by the Company. In the interim, the Company has been involved in mediation with the Province in an effort to find an alternative solution to proceeding with the appeal. The Province has set a deadline of July 30, 1999, by which the Company must have completed a transaction for assignment of the lease to another party for another use. If the Company is unable to do so or if its appeal is not successful, the lease will be terminated and the asset value will be written off. At present, the Company is unable to determine the terms of any such assignment that may be made or the consideration to be received from such assignment and, therefore, is unable to determine the remaining carrying value of the asset. In addition, the Company is unable to determine whether the Province would in fact reclaim the site, which is in excellent condition for other uses. Accordingly, a question remains as to how much, if any, of the C$100,000 reclamation bond will be returned to the Company.

     (b)  Environmental Liability

          In November 1997, the State of New Mexico Environmental Department ("NMED") identified an area next to the Company's pilot plant building where soil vapor testing indicated solvent contamination. The matter was deferred until after the emergence of the Company from bankruptcy. The Company has contacted the NMED to discuss the environmental cleanup requirements. The NMED will test the site to identify the area of contamination and thereafter, the Company will have a 60-day period to present to the NMED, a Voluntary Abatement Plan ("VAP") as prescribed in the New Mexico Water Quality Control Commission Regulations, Subpart 4106. Upon public notification and approval by the Secretary of the NMED, the Company will execute the VAP. At present, the Company is unable to determine the amount of cleanup that will be required or the cost thereof.

     (c)  Canadian Tax Assessment

          As part of obtaining Bankruptcy Court approval for the sale of the Company's assets (see Item 2. MD&A, Changes in Financial Position),
                                              ------------------------------
          orders were entered by the US and Canadian Courts court requiring the Company to pay C$2,700,000 to Revenue Canada for withholding purposes pursuant to the Canadian Income Tax Act, contemplating and without prejudice to the Company's right to dispute or seek a refund of all or part of the withholding amount. In March 1998, the Company filed an objection to the assessment of Part XIII withholding tax related to the years ended June 30, 1996 and 1997. The tax assessed for the 1996 and 1997 years was C$1,457,527 and C$345,015, respectively, plus penalties and interest. Revenue Canada currently has the Company's objections under consideration, and therefore, no decision has been rendered in the matter. The potential refunds, if any, are pledged as security to the 8% Secured Convertible Debentures. At present, the Company is unable to determine the result of its objections to the assessment of the Part XIII withholding tax filed with Revenue Canada and therefore, no asset or liability has been recorded on the books of the Company.

(6)  Subsequent Events
     -----------------

In January 1999, $100,000 principal amount of the 5% Convertible Debenture was converted into the Company's common stock. As part of the conversion, 379,627 shares of the Company's common stock were issued to the debenture holder. The debenture holder has questioned the method used by the Company to determine the market price of the Company's common stock utilized in the conversion computation and the Company has reserved its rights to adjust the number of shares issued based on the market activity in its common stock.

In February 1999, the Company settled the balance of the claim of GFL Advantage Fund Limited ("Advantage"). Advantage filed a proof of claim filed in the amount of $1,789,088 in bankruptcy proceedings of the Company. The claim asserted was for damages for failure to register the stock purchased by Advantage from the Company in 1995. As part of the Plan of Reorganization, 1.6 million dollars of the claim was paid on the effective date of August 31, 1998. The balance of the Advantage claim was compromised with the Company agreeing to pay $25,000 in cash and $175,000 in common stock of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO. CERTAIN STATEMENTS MADE HEREIN ARE FORWARD-LOOKING WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINITIES WHICH MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE IN THESE STATEMENTS. IN PARTICULAR, SUCH FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; NO REVENUES FROM OPERATIONS; COMMODITY PRICING; NEED FOR ADDITIONAL FINANCING; THE COMPANY'S STATUS AS A DEVELOPMENT STAGE COMPANY; RISKS INVOLVED IN COMMERCIALIZING THE TECHNOLOGY; COMPETITION; LACK OF OR CHALLENGES TO PATENT PROTECTION OF KEY PROCESSES; POTENTIAL INABILITY TO COMPLY WITH GOVERNMENT ENVIRONMENTAL REGULATIONS; DEPENDENCE ON KEY PERSONNEL; HIGH VOLATILITY OF SHARE PRICE; LITIGATION IN WHICH THE COMPANY IS CURRENTLY INVOLVED; AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.


CHANGES IN FINANCIAL POSITION
-----------------------------

On August 1, 1997, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code, having previously filed on July 14, 1997 for similar protection in Canada under the Companies' Creditors Arrangements Act (the "CCAA").

On July 31, 1998, an order was entered in the United States Bankruptcy Court for the District of New Mexico confirming the Company's Amended Plan of Reorganization ("Plan of

Reorganization") filed as a part of the bankruptcy proceedings. A similar order was entered in Canada under the CCAA, thereby marking the emergence of the Company from bankruptcy proceedings in both countries.

In connection with the bankruptcy proceedings, the Company sold its interest in the two Alberta oil sands leases (including related property, plant and equipment) for a total of C$34,400,000 plus 5 million shares of United Tri-Star Resources Ltd. ("UTS"). The sales proceeds were utilized to pay approved secured and unsecured creditors (including interest on their claims) and to provide a minimal amount of working capital to commence operations of the Company under the Plan of Reorganization. On August 31, 1998, the effective date of the Plan of Reorganization, the Canadian Monitor, PricewaterhouseCoopers, made distributions to unsecured US creditors in the amount of $4,360,263 and to unsecured Canadian creditors in the amount of C$6,056,978; distributions to secured and unsecured convertible debenture holders of $2,509,246; priority employees claims in the US of $57,124 and in Canada of $28,949; priority tax claims of $62,000; US Trustee payment of $20,750; and administrative claims of $324,423. In addition, administrative claims paid in the six months ended December 31, 1998, excluding amounts referenced above, were $52,779 and C$371,763.

As part of the Plan of Reorganization, the Company was required to pay certain of the 8% Secured Convertible Debenture holders a total $1,784,246 through distribution of market value of the UTS stock referenced above. In May 1998, when the Company received the UTS Stock, its market value was $2,578,125. However, at the time of plan distribution as of August 31, 1998, the effective date of the Plan of Reorganization, the market value of the UTS had declined in value to $1,206,656 as a result of both a decline in market price of the UTS stock and a decline in the value of the Canadian dollar versus the US dollar.
As a result of the decline in the UTS stock value, the Company was deficient in the amount of $577,590 in terms of meeting the commitment to pay the debenture holders the $1,784,246 per the Plan of Reorganization. Through negotiations with the debenture holders, an agreement was reached wherein the Company paid an additional $125,000 as of August 31, 1998 to the debenture holders (such amount is included in the payment amounts referenced above) and the balance of $452,590 was added to the 8% Secured Convertible Debentures. As of June 30, 1998, the market value of the UTS stock was considered a cash equivalent.

The Canadian dollar continued to decline in value versus the US dollar during the six months ended December 31, 1998. The exchange rate of the Canadian dollar to the US dollar was .68010 and .6535 at June 30, 1998 and December 31, 1998, respectively. At June 30, 1998, the Company had C$20,429,836 of cash and cash equivalents, most of which were being held for distribution upon the effective date of the Plan of Reorganization.

In September 1998, the Company received the proceeds from the sale of its acid plant located in Canada. The total proceeds amounted to C$596,618. Also, in September 1998 the Company received a refund of C$840,698 from the Alberta Environmental Protection Agency relating to reclamation bonds posted by the Company on Lease 5, one of the oil sands leases sold as referenced above. In accordance with the Plan of Reorganization, the entire amount of the proceeds from the sale of the acid plant and refund of the reclamation bonds were paid to the 8% Secured Convertible Debentures.

As of December 31, 1998, the maturity date of the 8% Secured Convertible Debentures was extended from December 31, 1998 to June 30, 1999. As consideration for the extension of the maturity date, a $200,000 principal reduction was made, accrued interest to December 31, 1998 was paid and the interest rate was increased from 6% to 8% per annum effective January 1, 1999.

Mr. Rendall, the Company's Chairman and Chief Executive Officer loaned the Company $2,000,000 on March 26, 1997, which was payable on March 31, 1999 with interest at 10% per annum. On September 9, 1998, Mr. Rendall converted the loan and accrued interest of $291,506 into 5,728,767 shares of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

The Company has funded its operations to date primarily from the proceeds of sales of its common stock, together with the sale of assets pursuant to the Chapter 11 bankruptcy proceedings as described above. As set forth in Item 2. Change in Securities and Use of Proceeds, the Company completed a private
----------------------------------------
placement of its common stock in November 1998, thereby raising $812,000. As noted, the majority of the proceeds of the private placement has been earmarked for the costs of defending the SEC enforcement action and for prosecuting the suit filed against Deutsche Bank and the short-sellers. However, approximately $300,000 of the proceeds was available for working capital purposes.

Of the cash and cash equivalents of $1,601,944 available at December 31, 1998, only $375,964 is neither restricted nor earmarked and is available for the general operations of the Company. The Company is anticipating a distribution of funds held in escrow on the sale of its Canadian assets referenced above in the approximate amount of $171,500. These funds will be available for the general operations of the Company.

On June 30, 1999, the 8% Secured Convertible Debentures mature. The outstanding balance of these debentures as of January 31, 1999 was $2,280,984. As noted above under Item (4)(c), Canadian Tax Assessment, the Company has filed for a
                         -----------------------
refund of the Part XIII withholding tax assessment in the amount of C$1,457,527 and C$345,015, plus penalties and interest, for the years ended June 30, 1996 and June 30, 1997, respectively. Any refund received, per the Plan of Reorganization, will be utilized to reduce the outstanding balance of these debentures.

The Company does not have any material commitments for capital expenditures nor does the Company anticipate needing to make any major capital expenditure during the balance of the current fiscal year.

The ability of the Company to service its debt obligations and to continue to fund its operations, including its research and development activities, is dependent upon the ability of the Company to raise additional funds either through (i) additional sales of its common stock or convertible debt securities; or (ii) completion of a licensing agreement, joint venture or similar arrangement with respect to its technologies, which could provide cash to the Company in the immediate future. There can be no assurance that the Company will be able to raise the required working capital under either alternative or that the Company will be able to continue as a going concern. Moreover, the existing market price of the Company's common stock (range of sales from $.12 to $.50 per share on January 29, 1999) is such that additional sales of equity securities or convertible debt securities may not be a realistic expectation for raising additional working capital.

RESULTS OF OPERATIONS
---------------------

In reviewing the results of operation for the comparative periods in 1998 versus 1997, the issues are similar for the six month period and the three month period, therefore, the analysis of the results of operations have been combined into one section.

The Company is a development stage enterprise and has no revenues from the sale of products or services. As noted in the analysis of Changes in Financial Position, the Company sold a significant portion of its assets as part of the bankruptcy proceedings and the proceeds of sales were held in an interest bearing account until distributed on the effective date of the Plan of Reorganization. Therefore, a significant increase in interest income is reported in the 1998 periods versus the 1997 periods.

As a result of the filing of the Company's petition for reorganization under Chapter 11 of the United States Code on August 1, 1997 and having filed for similar protection in Canada under the Companies' Creditors' Arrangement Act on July 14, 1997, there was a significant decrease in the operations of the Company including a reduction in personnel both involved in the research and development activities and general and administrative functions of the Company. With the reduction in personnel costs, there was a corresponding reduction in the other costs associated with both the research and development functions as well as with the administrative functions of the Company.

Research and development costs were favorably impacted in both the three months and six months ended December 31, 1998 resulting from a recomputation of deferred compensation due certain individuals.

General and administrative expenses for the three and six months ended December 31, 1997 were unfavorably impacted by (i) the high cost associated with the reorganization proceedings both in Canada and the United States including, but not limited to, the cost of the Canadian Monitor appointed by the Canadian Court and the various legal professionals involved both on behalf of the Company and its creditors; (ii) the cost of maintaining the assets of the Company located in Alberta, Canada until such time as the assets were sold including, but not limited to, the cost of winterizing the plant and equipment and (iii) the foreign currency loss incurred as a result of the decline in the Canadian dollar as compared to the US dollar.

The favorable comparison of the costs realized in 1998 versus 1997, were offset in part by legal fees and expenses incurred by the Company in the various legal proceedings including, but not limited to, the enforcement action of the Securities and Exchange Commission against the Company and certain of its officers - See Part II, Other Information -Item 1. Legal Proceedings.
                     ------------------

Interest expense for the three and six months ended December 31, 1997 was significantly greater primarily as a result of the interest cost associated with the 33 million-dollar 12% convertible loan arrangement with PheMex Establishment. PheMex Establishment asserted no claim in the reorganization proceedings both in the United States and Canada and; therefore, their rights were terminated and the Company's indebtedness extinguished by the confirmed restructuring plans in the reorganization proceedings. In addition, interest cost was lower for 1998 versus 1997 as a result of the principal payments made on the 8% Secured Convertible Debentures as part of the Plan of Reorganization.

The loss on sale of assets relates to the sale of certain Canadian assets that occurred in the reporting periods as part of the Plan of Reorganization. Proceeds from the sale of assets were used to pay the creditors of the Company.

IMPACT OF YEAR 2000 ISSUE
-------------------------

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define years. Any of the Company's computer programs or imbedded hardware that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

Based on a recent assessment, the Company believes that it will not be necessary to modify or replace any significant portions of its equipment or software so that its computer systems will properly utilize dates beyond December 31, 1999. The Year 2000 Issue is not expected to have a material impact on the stand-alone operations of the Company. The Company does not expect to incur any material expenses or costs related to the Year 2000 Issue to modify systems.

Based on a review of the nature and quantity of transactions with significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue, the Company has concluded that it does not materially rely on third parties' systems for the continuance of its operations, except that the Company does rely on utilities supplied by municipalities and power companies, the disruption of which will cause the Company to shut down affected operations. Extended disruption of utility service will have a material adverse effect on the Company. With regard to other third party systems, there can be no guarantee that a failure to convert by another company would not have a material adverse effect on the Company. Since the Company is a Development Stage Enterprise, the Company has no exposure to contingencies related to Year 2000 Issue for products or services it has sold.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

  None


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

The Company and certain officers of the Company were defendants in securities actions pending in the federal courts of New York and New Mexico and in state courts in Arizona and New Mexico. In October 1996, the Company was served with a complaint in the Sedita v. Solv-Ex Corporation, Butler, Campbell, Rendall and
                   ------------------------------------------------------------
Deutsche Morgan Grenfell, Inc., case #96CIV7575, U.S. District Court, Southern
-------------------------------
District of New York, and in December 1996, the Company was also served with a complaint in Joseph B. Grossman and Stephen Disch v. Butler, Rendall, Campbell,
             ------------------------------------------------------------------
Deutsche Morgan Grenfell, Inc., Charles Maxwell, and Solv-Ex Corporation, case
------------------------------------------------------------------------
#96CIV8744, United States District Court, Southern District of New York. On December 23, 1996 the New York federal court consolidated the two actions. The complaints in the consolidated actions allege, among other things, damage to shareholders of the Company by acts or conduct of the Company and its officers in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and the New Mexico Securities Act. The plaintiffs asked that the court accord class action status to purchasers of the Company's common stock between February 15, 1995 and September 30, 1996. Two similar actions were filed in U.S. District Court, District of New Mexico, and served
upon the Company in November, 1996.   These two cases, Fournier v. Solv-Ex
                                                       -------------------
Corporation, Butler, Campbell, Rendall and Deutsche Morgan Grenfell, Inc., case
-------------------------------------------------------------------------
#CIV961526JC, and Boyer v. Solv-Ex Corporation, Rendall and Deutsche Morgan
                  ---------------------------------------------------------
Grenfell, Inc., case #CIV96602JC, were consolidated with the other actions in
--------------
the U.S. District Court, Southern District of New York.

In November 1996, the Company was served with a complaint in Murken v. Solv-Ex
                                                             -----------------
Corporation, Rendall, Butler, Deutsche Morgan Grenfell, Inc., case CV9609869,
------------------------------------------------------------
Second Judicial District, Bernalillo County, New Mexico, in which plaintiffs sought class action treatment for purchasers of the Company's common stock between February 15, 1995 and September 10, 1996, alleging that shareholders suffered damage as a result of violations of New Mexico securities laws and negligent misrepresentation. The case was dismissed against the Company during its Chapter 11 proceedings but is still pending against Deutsche Morgan Grenfell and the individual defendants. The Company cannot determine at present how this litigation will proceed and whether any further proceedings will be pursued against the individual defendants, Messrs. Rendall and Butler. Mr. Rendall is a director and the Chairman and Chief Executive Officer of the Company and Mr. Butler is a former officer and director of the Company and, as such, both individuals have certain rights of indemnification against the Company as provided in the By-laws.

In December 1996, the Company was served with a complaint in Phoenix Pacific
                                                             ---------------
Properties, Ltd., John C. Padelford III and Patricia J. Padelford v. Solv-Ex
----------------------------------------------------------------------------
Corporation, Rendall, and Campbell, case #CV96-20453, Superior Court, Maricopa
----------------------------------
County, Arizona.  The plaintiffs alleged violation of the

Arizona Securities Act, fraud, consumer fraud, negligent misrepresentation, and breach of contract resulting from the Plaintiffs' purchase of shares of the Company's common stock in the open market and in a private placement directly from the Company. The case was removed by the defendants to the United States District Court for the District of Arizona (No. CIV 96-2765 PHX ROS), where it is pending against the individual defendants.

The Order of the United States Bankruptcy Court for the District of New Mexico dated July 31, 1998, confirming the Company's Plan of Reorganization constitutes a permanent injunction against the Plaintiffs in the Sedita and Phoenix Pacific
                                                     ------     ---------------
Properties cases regarding further pursuit of the litigation claims against the
----------
Company other than as claims against the estate through the Bankruptcy Court. The Court Order does not, however, affect the litigation claims against the individual defendants, all of whom may have claims for indemnification against the Company regarding defense of the actions.

The Company intends to vigorously defend the claims filed against it if such actions are pursued as claims in the U.S. Bankruptcy Court and believes that the allegations made against the Company, its officers and directors are without merit. Within limits of its financial capability, the Company also intends to provide the legal defense for the individual officer and director defendants named in the New York, New Mexico and Arizona actions described above.

The Company brought an action,  Solv-Ex Corporation v. Quillen, Quilcap
                                ---------------------------------------
Corporation, Zweig, Zweig Advisors, Weir Jones Engineering Consultants, Ltd.,
----------------------------------------------------------------------------
case # 96-6057(JSR), United States District Court, Southern District of New
York, on August 9, 1996.   The Company's complaint alleged, among other things,
defendants' breach of Confidentiality Agreements, interference with prospective economic advantage, fraud, breach of trust and unjust enrichment, and that the Zweig and Quillen defendants used information gained from the Company to damage the Company and further their own short selling schemes. Damages in excess of $12,000,000 were sought. The action was dismissed without prejudice in the early stages of discovery as a result of the Company's bankruptcy proceedings, at which time the discovery which was previously obtained supported the Company's position concerning the conduct of defendants.

On December 4, 1998, the Company brought an action styled as, Solv-Ex
                                                              -------
Corporation, et. al. v. Deutsche Bank AG, et al., in the District Court for the
------------------------------------------------
State of New Mexico, Bernalillo County, case #CV98-11647, against Deutsche Bank AG, and its affiliates, Deutsche Morgan Grenfell, Inc., and Morgan Grenfell Asset Management Ltd., as well as against certain short-sellers of the Company's common stock, including Parker Quillen, Quilcap Corporation, Martin Zweig, Zweig Advisors, Michelle Sarian, Fahnestock & Co. Inc., George Voelker, Tim Rice, Rice Voelker Bros. & Frantzen, Lee Mikles, Mark Miller, Mikles/Miller Management Inc., Stanley Trilling, Trilling Partners, Paine Webber Group, Inc., Manuel Asensio, Asensio & Co., and Weir-Jones Engineering Consultants, Ltd.

In the suit, the Company alleges damages caused by a campaign to destroy the Company as an ongoing concern, misuse of its confidential information and manipulation of its common stock. The Company also alleges that it was forced to seek bankruptcy protection as a result of the alleged wrongdoing. The Zweig, Quilcap and Weir-Jones defendants attempted to block this action as to them by claiming that the suit was brought in violation of the New York Federal Court's order in Solv-Ex v. Quillen et al., which was dismissed without
                 -------------------------
prejudice as described above. On January 29, 1999, the New York Court ruled against the defendants, which allows the suit to continue in New Mexico. In New Mexico, the defendants have removed the suit to the United States District Court for the District of New Mexico. The Company does not believe that the basis for removal is proper and is seeking to have the case remanded to the New Mexico State Court.

On July 20, 1998, the Securities and Exchange Commission ("SEC") filed a civil action against the Company and two of its senior officers, Securities and
                                                           --------------
Exchange Commission v. Solv-Ex Corporation, et al., Civil No. 98-860 BB/RLP,
--------------------------------------------------
United States District Court, District of New Mexico. The complaint alleges among other things that the Company, John S. Rendall (Chairman and CEO) and Herbert M. Campbell II (Senior Vice President), violated the securities laws through issuance of false, misleading or deficient public statements and filings during the period January 1995 through April 1997 regarding the Company's processes developed to extract oil and industrial minerals from oil sands, as well as its technology to produce metallic aluminum. The complaint also alleges that the Company understated its outstanding common stock by 3 million shares in the Form 10-Q filed for the period ending March 31, 1996. This allegation relates to a 3 million-share certificate issued in the name of Mr. Rendall (which was subsequently cancelled) in connection with a transaction, which was never completed.

The complaint seeks injunctive relief against the defendants with respect to future violations of the securities laws and, in the case of Mr. Rendall and Mr. Campbell, civil penalties in an amount to be determined by the Court. No civil penalties are being sought against the Company.

In its Answer, the Company denies any allegations of wrongdoing and, in a separate motion filed concurrently, specifically asked that the Court dismiss the complaint with respect to allegations involving issuance of the 3 million-share certificate to Mr. Rendall. The Company also has requested that it be awarded its fees and other expenses in the matter pursuant to the Equal Access to Justice Act.

Item 2. Change in Securities and Use of Proceeds
        ----------------------------------------

In accordance with the Company's Second Amended Plan of Reorganization dated June 23, 1998 ("Plan of Reorganization"), the Bankruptcy Court Order established a date of record of October 1, 1998 for the exchange of one share "old" common stock for one share of "new" common stock. Shares not exchanged by December 1, 1998 were canceled. In addition, each shareholder or brokerage firm on behalf of street name holders of the common stock, who provided the Company with specified information prior to December 1, 1998, received one warrant for each three shares of common stock held. Each warrant provides a right to purchase one share of "new" common stock at $10 per share on or before August 31, 2000. Also, under the Plan of Reorganization, certain shares of "new" common stock were issued or reserved for satisfaction of other claims allowed in the reorganization. As of December 1, 1998, there were 29,211,157 shares of "new" common stock outstanding and 9,238,109 warrants to be issued as a result of the Plan of Reorganization, subject to certain adjustments (not including shares and warrants issued in the private placement referenced below). These securities generally were not subject to resale restrictions as provided under 11 U.S.C. (S) 1145.

In November 1998, the Company completed a private placement of shares of restricted common stock and warrants to certain "accredited investor" shareholders of the Company (as the term "accredited investor" is defined under the Securities Act of 1933, the "1933 Act"). The Company issued 1,624,000 shares of common stock, $.01 par value and 919,400 warrants resulting in proceeds to the Company of $812,000. The warrants are exercisable at $1.00 per share of common stock with a maturity date of November 1, 2003. The majority of the proceeds of the private placement has been earmarked for the costs of defending the SEC enforcement action and for prosecuting the suit filed against Deutsche Bank and the short-sellers. The securities were sold in reliance upon the exemption from registration afforded by Section 4(2) of the 1933 Act, as amended and Rule 506 of Regulation D promulgated thereunder.


Item 6. Exhibits and Reports on Form 10-K
        ---------------------------------

     (a) Exhibits

           (3)(i) - Amendment of Articles of Incorporation in Reorganization Proceedings of Solv-Ex Corporation

           (27)   - Financial Data Schedule

     (b) Reports on Form 8-K

           (1)    - Form 8-K filed 11/9/98 - Item 4. Change in Registrant's
                                                     ----------------------
                    Certifying Accountants
                    ----------------------


                                  SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SOLV-EX CORPORATION
                                                         (Registrant)


    Date: February 22,1999                        By   /s/ John S. Rendall
          ----------------                           ----------------------
                                                       John S. Rendall
                                                       Chief Executive Officer




    Date: February 22, 1999                       By   /s/ Frank Ciotti
          -----------------                           -----------------
                                                      Frank Ciotti
                                                      Chief Financial Officer