Form 10-Q
period 1999-03-31
SOLV EX CORP
filed 1999-05-13
CIK 350305

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                     2127 Menaul NE, Albuquerque, NM 87107
                     -------------------------------------
                   (Address of principal executive offices)

                                (505)-883-0331
                                --------------
             (Registrant's telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report:
 Not Applicable

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes ____   No.   XX
                                         --

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as April 30, 1999 was 32,048,593.

                      SOL-EX CORPORATION AND SUBSIDIARIES
                        (DEVELOPMENT STAGE ENTERPRISES)

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                     INDEX

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Consolidated Balance Sheets at March 31, 1999 and June 30, 1998
               (Unaudited)                                                                          3

               Consolidated Statements of Operations for the three months ended March
               31, 1999 and 1998 and nine months ended March 31, 1999 and 1998, and
               Cumulative from Inception (Unaudited)                                                4

               Consolidated Statement of Stockholders' Equity for the nine months
               ended March 31, 1999 (Unaudited)                                                     5

               Consolidated Statements of Cash Flows for the nine months ended March
               31, 1999 and 1998, and Cumulative from Inception (Unaudited)                       6-7


               Notes to Consolidated Financial Statements  (Unaudited)                           8-11

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                    11-16


Item 3.        Quantitative and Qualitative Disclosures About Market Risk                          16

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                17-19

Item 6.        Exhibits and Reports on Form 8-K                                                    19

               Each of the other items of information required under Part II are not applicable for the quarter ended March 31, 1999

               SIGNATURE                                                                           20

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
                          Consolidated Balance Sheets

                       March 31, 1999 and June 30, 1998
                                  (Unaudited)

                                                             March 31,             June 30,
Assets                                                         1999                  1998
------                                                   -----------------     ------------------
Current assets:
     Cash and cash equivalents                            $       894,266           $ 14,970,429
     Other receivables                                             10,830                890,509
     Prepaid expenses                                                 494                    496

                                                         -----------------     ------------------
         Total current assets                                     905,590             15,861,434
                                                         -----------------     ------------------

Property, plant and equipment, net                              1,554,119              1,950,658


Patents, net                                                      371,621                352,375

Other assets                                                    1,334,821              1,667,358



                                                         =================     ==================
     Total Assets                                             $ 4,166,151           $ 19,831,825
                                                         =================     ==================

                                                              March 31,              June 30,
Liabilities and Stockholders' Equity                            1999                  1998
------------------------------------                     -----------------      -----------------
Current liabilities:
   Accounts payable                                       $        555,450       $      9,245,513
   Accrued expenses                                                227,565                827,513
   Due to related parties                                          395,108              2,645,667
   Current portion of long-term debt                             2,603,803                 57,912
                                                          -----------------     ------------------
       Total current liabilities                                 3,781,926             12,776,605
                                                          -----------------     ------------------

Long-term debt, net of current portion                             115,127              7,313,108
                                                          -----------------     ------------------

       Total liabilities                                         3,897,053             20,089,713
                                                          -----------------     ------------------


Stockholders' equity:
  Common stock, $.01 par value, authorized
  100,000,000 shares; issued 31,673,260
  shares at March 31, 1999, and 26,082,278
  shares at June 30, 1998                                          316,733                260,823
Preferred stock authorized 50,000,000
  shares; no shares issued
  Additional paid-in capital                                    86,078,796             82,372,792
  Unearned compensation                                            (22,917)                     -
Deficit accumulated during development
  stage                                                        (86,103,514)           (82,891,503)
                                                          -----------------     ------------------
       Total stockholders' equity                                  269,098               (257,888)
                                                          -----------------     ------------------


Commitments and contingencies

                                                          =================     ==================
       Total Liabilities and Stockholders' Equity         $      4,166,151        $    19,831,825
                                                          =================     ==================

See accompanying notes to consolidated financial statements               Page 3

                      SOLV-EX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
                     Consolidated Statements of Operations

                  Three months ended March 31, 1999 and 1998
                   Nine months ended March 31, 1999 and 1998
                 and Cumulative from July 2, 1980 (inception)
                                  (Unaudited)

                                                                         Three months ended
                                                              ------------------------------------------
                                                                              March 31,
                                                              ------------------------------------------
                                                                    1999                    1998
                                                              ------------------     -------------------
Revenues:
     Contract fees                                                  $         -           $           -
     Interest                                                            15,124                     724
     Gain on sale of equipment                                            4,989                       -
     Other income                                                         6,100                       -
     State grant                                                              -                       -
                                                              ------------------     -------------------

                                                                         26,213                     724
                                                              ------------------     -------------------

Expenses:
     Research and development                                           176,507                 191,446
     Research and development
         funded by others                                                     -                       -
     General and administrative                                         429,038                 875,724
     Interest expense                                                    61,740                 557,199
     Loss on sale of assets                                                   -                  15,471
     Write-off of mineral lease                                               -                       -
                                                              ------------------     -------------------
                                                                        667,285               1,639,840
                                                              ------------------     -------------------

Minority interest in loss
     of subsidiary                                                            -                       -
                                                              ------------------     -------------------

     Net loss before extraordinary item                                (641,072)             (1,639,116)
                                                              ------------------     -------------------

         Extraordinary item                                                   -              33,806,368

                                                              ==================     ===================
     Net income (loss)                                              $  (641,072)          $  32,167,252
                                                              ==================     ===================

Loss per share - basic, before extraordinary item                   $     (0.02)          $       (0.06)
Earnings per share - basic, extraordinary item                      $         -           $        1.33
                                                              ==================     ===================
Net income (loss) per share - basic                                 $     (0.02)          $        1.27
                                                              ==================     ===================

Weighted average number of common shares and
     equivalents:  basic                                             31,429,676              25,294,919
                                                              ==================     ===================

                                                                          Nine months ended                     Cumulative
                                                              ------------------------------------------
                                                                              March 31,                     from July 2, 1980
                                                              ------------------------------------------
                                                                     1999                   1998               (inception)
                                                              -------------------    -------------------  -----------------------
Revenues:
     Contract fees                                                 $           -          $           -           $    5,278,637
     Interest                                                            402,013                  3,677                3,778,524
     Gain on sale of equipment                                            15,528                      -                  330,915
     Other income                                                          6,100                      -                    6,100
     State grant                                                               -                      -                  407,760
                                                              -------------------    -------------------  -----------------------
                                                                         423,641                  3,677                9,801,936
                                                              -------------------    -------------------  -----------------------


Expenses:
     Research and development                                            417,116                796,509               26,807,136
     Research and development
         funded by others                                                      -                      -               (2,032,956)
     General and administrative                                        2,142,453              5,543,103               31,940,074
     Interest expense                                                    378,459              3,569,574                7,581,511
     Loss on sale of assets                                              697,624              1,803,886               64,082,520
     Write-off of mineral lease                                                -                      -                1,447,453
                                                              -------------------    -------------------  -----------------------
                                                                       3,635,652             11,713,072              129,825,738
                                                              -------------------    -------------------  -----------------------

Minority interest in loss
     of subsidiary                                                             -                      -                  113,920
                                                              -------------------    -------------------  -----------------------

     Net loss before extraordinary item                               (3,212,011)           (11,709,395)            (119,909,882)
                                                              -------------------    -------------------  -----------------------

         Extraordinary item                                                    -             33,806,368               33,806,368

                                                              ===================    ===================  =======================
     Net income (loss)                                             $  (3,212,011)         $  22,096,973            $ (86,103,514)
                                                              ===================    ===================  =======================

Loss per share - basic, before extraordinary item                  $       (0.11)         $       (0.47)           $       (7.50)
Earnings per share - basic, extraordinary item                     $        -             $        1.35            $        2.11
                                                              ===================    ===================  =======================
Net income (loss) per share - basic                                $       (0.11)         $        0.88            $       (5.38)
                                                              ===================    ===================  =======================

Weighted average number of common shares and
     equivalents:  basic                                              29,913,051             24,969,137               15,990,469
                                                              ===================    ===================  =======================

See accompanying notes to consolidated financial statements               Page 4

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
                Consolidated Statements of Stockholders' Equity

                 For the period from July 2, 1980 (inception)
                            through March 31, 1999
                                  (Unaudited)

                                                      Price             Common stock                Additional      Common
                                                       per        -----------------------------       paid-in        stock
                                                      share         Shares            Amount          capital      subscribed
                                                   ----------     -------------     -----------    -------------   ------------
Balance at July 1, 1998                                             26,082,278      $ 260,823      $ 82,372,792    $     -

Issued to employees as compensation
    October 1, 1998                                    0.500            30,000            300            14,700          -
    October 1, 1998 - adjustment                                             -              -          (115,000)         -
    January 14, 1999                                   0.500           100,000          1,000            49,000

Issued as indemnification
    October 1, 1998                                    0.500            29,603            296            14,505          -
    January 13, 1999                                   0.500            20,000            200             9,800          -

Issued to individuals/entities as compensation
    July 31, 1998                                      1.100           300,000          3,000           327,000          -
    October 1, 1998                                    0.500           290,670          2,907           142,428          -
    January 14,1999                                    0.500           100,470          1,005            52,445

Issued in settlement of claim:
    March 1, 1999                                      0.500           200,000          2,000            52,821          -

Issued through private placement
    November 23, 1998                                  0.500         1,624,000         16,240           795,760          -

Converted Debentures:
    October 1, 1998                                    0.400         5,728,767         57,288         2,234,219          -
    January, 1999                                  .230-.310           379,627          3,796            96,204          -

Shares not exchanged by December 1, 1998, as
    adjusted, as per the Plan of Reorganization        0.010        (3,212,155)       (32,122)           32,122          -

Net (loss)                                                                   -              -                 -          -

                                                                  -------------     -----------    -------------   ------------
Balance at March  31, 1999                                          31,673,260      $ 316,733      $ 86,078,796    $     -
                                                                  =============     ===========    =============   ============

                                                                                          Deficit
                                                         Common                         accumulated
                                                          stock       Unearned            during
                                                      subscriptions    Compem-           development
                                                        receivable     sation               stage              Total
                                                      -----------    ---------        ---------------      ------------
Balance at July 1, 1998                               $    -         $      -         $   (82,891,503)     $   (257,888)

Issued to employees as compensation
    October 1, 1998                                        -            (4,167)                   -              10,833
    October 1, 1998 - adjustment                           -              -                       -            (115,000)
    January 14, 1999                                                                                             50,000

Issued as indemnification
    October 1, 1998                                        -              -                       -              14,801
    January 13, 1999                                       -              -                       -              10,000

Issued to individuals / entities as compensation
    July 31, 1998                                          -              -                       -             330,000
    October 1, 1998                                        -           (18,750)                   -             126,585
    January 14,1999                                                                                              53,450

Issued in settlement of claim:
    March 1, 1999                                          -              -                       -              54,821

Issued through private placement
    November 23, 1998                                      -              -                       -             812,000

Converted Debentures:
    October 1, 1998                                        -              -                       -           2,291,507
    January, 1999                                          -              -                       -             100,000

Shares not exchanged by December 1, 1998, as
    adjusted, as per the Plan of Reorganization            -              -                       -               -

Net (loss)                                                 -              -                (3,212,011)       (3,212,011)

                                                      -----------    ---------        ---------------      ------------
Balance at March  31, 1999                            $    -         $ (22,917)       $   (86,103,514)     $    269,098
                                                      ===========    =========        ===============      ============


See accompanyinmg notes to consolidated financial statements.             Page 5

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
               Consolidated Statements of Cash Flows (Unaudited)

                   Nine months ended March 31, 1999 and 1998
                 and Cumulative from July 2, 1980 (inception)


                                                                           Nine months ended
                                                                   -------------------------------
                                                                               March 31                      Cumulative
                                                                   -------------------------------       from July 2, 1980
                                                                       1999              1998               (inception)
                                                                   --------------     ------------      -------------------
Cash flows from operating activities:
   Net income (loss)                                               $  (3,212,011)     $ 22,096,973            $   (86,103,514)
   Adjustments to reconcile net income (loss) to net cash used by operating activities:
       Depreciation and amortization                                     431,986         1,372,073                  5,206,567
       Amortization of Financing Costs                                      -                 -                     2,827,304
       Write-off of mineral leases and other                                -                 -                     2,783,817
       Cancellation of indebtedness (1)                                     -          (33,806,368)               (33,806,368)
       Loss on sale of equipment                                            -            1,803,886                 61,791,233
       Issuance of stock  - settlement of obligations                    535,491              -                     3,407,554
       Minority interest in loss of subsidiary                              -                 -                      (113,920)
       Changes in certain assets and liabilities:
            Receivables and other assets                                 879,681         1,648,632                 (1,199,500)
            Accounts payable and accrued expenses                     (9,420,777)        2,434,506                   (305,010)
            Due to related parties                                    (2,250,559)           36,713                    296,108
            Accrued deferred interest                                       -                 -                       167,260
            Deferred compensation                                           -                 -                       370,250
                                                                   -------------      ------------      ---------------------
              Net cash provided by (used for) operating activities   (13,036,189)       (4,413,585)               (44,678,219)
                                                                   -------------      ------------      ---------------------
Cash flows from investing activities:
   Proceeds from short-term investments                                     -                 -                     2,296,745
   Additions to property, plant and equipment                            (14,886)       (2,175,429)              (103,678,075)
   Proceeds from sale and/or return of equipment                            -            6,797,686                 32,931,175
   Expenditures for short-term investments                                  -                 -                    (2,100,000)
   Cash acquired in excess of payment for the purchase
     of a majority interest in Can-Amera Oil Sands, Inc.                    -                 -                        97,976
   Expenditures for patents                                              (39,807)          (38,318)                  (547,257)
   Expenditures for other                                                332,537             9,964                   (179,900)
                                                                   -------------      -------------     ---------------------
              Net cash (used for) investing activities                   277,844         4,593,903                (71,179,336)
                                                                   -------------      -------------     ---------------------
Cash flows from financing activities:
   Proceeds from issuance of short and long-term debt                     48,000         1,890,727                 61,095,606
   Proceeds from loan from stockholder                                      -                 -                          -
   Issuance of common stock                                            3,334,272         3,597,765                 83,883,008
   Principal payments on short and long-term debt                     (4,700,090)       (6,217,660)               (25,359,776)
   Payment of costs associated with proposed financing                      -                 -                    (2,885,392)
   Other                                                                    -                 -                        18,375
                                                                   -------------      ------------      ---------------------
                Net cash provided by financing activities             (1,317,818)         (729,169)               116,751,821
                                                                   -------------      ------------      ---------------------
Change in cash and cash equivalents                                $ (14,076,163)     $   (548,851)           $       894,266
                                                                   =============      ============      =====================
                                                                                                             (continued)
                                                                                                                Page 6

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (Development Stage Enterprises)
               Consolidated Statements of Cash Flows (Unaudited)


                   Nine months ended March 31, 1999 and 1998
                 and Cumulative from July 2, 1980 (Inception)

                                                                       Nine months ended                   Cumulative
                                                                -----------------------------
                                                                            March 31                    from July 2, 1980
                                                                ----------------------------
                                                                    1999              1998                 (inception)
                                                                ------------     -----------            --------------
Change in cash and cash equivalents                             $(14,076,163)    $ (548,851)            $       894,266

Cash and cash equivalents at beginning  of period                 14,970,429        608,799                           -
                                                                -------------    -----------            ---------------

Cash and cash equivalents at end of period                      $    894,266     $   59,948             $       894,266
                                                                =============    ===========            ===============
Supplemental disclosure of cash flow information:
  Interest paid                                                 $  1,219,331     $2,143,534             $    11,837,191
                                                                =============    ===========            ===============

  Noncash investing and financing activities:

  issurance of stock for minerals lease                         $          -     $        -             $       281,000
                                                                =============    ===========            ===============


  Acquisition of controlling interest in
     Can-Amera Oil Sands, Inc. for cash of $150,000
     and 75,000 shares of common stock valued at $122,250.
     In conjunction with the acquisition, liabilities
     were assumed as follows:
       Fair value of assets acquired                            $          -     $        -             $     1,659,211
       Cash and stock paid for capital stock                               -              -                    (272,250)
       Minority interest                                                   -              -                    (113,920)
                                                                -------------    -----------            ---------------
       Liabilities assumed                                      $          -     $        -             $     1,273,041
                                                                =============    ===========            ===============
       Liabilities assumed

Issuance of stock for deferred compensation                     $          -     $        -             $       271,250
                                                                =============    ===========            ===============
Issuance of subsidiary stock for redemption
   of Can-Amera notes                                           $          -     $        -             $     1,447,980
                                                                =============    ===========            ===============

________________
(1) Cancellation of $33 million of debt pursuant to Plan of Reorganization. See
    Part 1, Item 2 - Management Discussion and Analysis of Condition and Results of Operations - Results of Operations.

See accompanying notes to consolidated financial statements.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (DEVELOPMENT STAGE ENTERPRISES)

(1)  Basis of  Presentation
---  ----------------------

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

These consolidated financial statements should be read in conjunction with the audited balance sheet at August 31, 1998 and notes thereto filed under Form 8-K and the Form 10-Q filed for the quarter ended December 31, 1998. The Company emerged from bankruptcy with an effective date of August 31, 1998. Because of the significant cost to prepare and, the Company believes, the limited usefulness of the information, the Company has not and does not intend to file a Form 10-K for the fiscal year ended June 30, 1998. Included in the Form 10-Q filed for the quarter ended December 31, 1998 is a detailed presentation of Stockholders' Equity from inception to December 31, 1998.

Since the Company incurred net losses before extraordinary items for the three months ended March 31, 1999 and 1998 and for the nine months ended March 31, 1999 and 1998, both basic and diluted per share calculations are the same. The inclusion of additional shares assuming the exercise of stock options and warrants and the conversion of convertible debentures would have been antidilutive. Options and warrants to purchase 13,208,177 and 909,334 shares of common stock were outstanding at March 31, 1999 and 1998, respectively.

(2)  Going Concern
     -------------

The Company has been in the development stage since its inception on July 2, 1980. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. See Item 2 of Part I. Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operation.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (DEVELOPMENT STAGE ENTERPRISES)

(3)  Plan of Reorganization
     ----------------------

On August 1, 1997, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code, having previously filed on July 14, 1997 for similar protection in Canada under the Companies' Creditors Arrangement Act (the "CCAA") (collectively the "Bankruptcy Proceedings").

On July 31, 1998, an order was entered in the United States Bankruptcy Court for the District of New Mexico confirming the Company's Amended Plan of Reorganization (the "Plan of Reorganization"). A similar order was entered in Canada under the CCAA. Effective August 31, 1998, the Company emerged from the Bankruptcy Proceedings.

(4)  Related Party Transactions
     --------------------------

Mr. Rendall, the Company's Chairman and Chief Executive Officer, loaned the Company $2,000,000 on March 26, 1997, which was payable on March 31, 1999 with interest at 10% per annum. On September 9, 1998, Mr. Rendall converted the loan and accrued interest of $291,506 into 5,728,767 shares of the Company's common stock. As of March 31, 1999, the Company owes $395,108 to Mr. Rendall, which is set forth in the balance sheet as Due to related parties.

On September 9, 1998, the Board of Directors authorized the issuance of common stock, to certain officers and directors in payment of services rendered and indemnification of expenses. Messrs. Anderson, Campbell, Davey and MacDonald received 55,000 shares, 29,603 shares, 80,000 shares and 65,670 shares, respectively.

On August 31, 1998, the Canadian Monitor made distributions to unsecured creditors in accordance with the Plan of Reorganization that included distributions to Messrs. Anderson and Davey in the amounts of C$1,797 and $73,774, respectively.

(5)  Accumulated and Other Comprehensive Income
     ------------------------------------------

Statement of Financial Accounting Standards 130 ("SFAS 130") requires a supplemental examination of income, showing net income adjusted by transactions and events, which were not reflected in net income that occurred during the period, and that affected the Company's equity from non-owner sources. Typically, comprehensive income includes equity adjustments for unrealized gains and losses on available-for-sale securities, minimum pension liability adjustments, and foreign currency translation adjustments. On this basis, at June 30, 1998 and March 31, 1999, the Company recognized as a component of stockholders' equity accumulated comprehensive income of $138,200 and $182,824,
respectively, related to foreign currency translation adjustments.   Other
comprehensive income (loss) for the three and nine months ended March 31, 1999 was ($18,593) and $44,624, respectively, related to foreign currency translation adjustments.

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (DEVELOPMENT STAGE ENTERPRISES)

(6)  Commitments and Contingencies
     -----------------------------

 (a) Lease

     In connection with its activities in Alberta, Canada during 1996 and 1997, the Company leased an approximately 50-acre tract (known as the Ruth Lake site) from the Province of Alberta (the "Province"), Miscellaneous Lease No. MLL 960020. The original planned use for the leased land, which is located north of Fort McMurray on Highway 63, was for the construction of a plant to recover minerals from oil sands tailings generated by others. The site was also used by the Company as a staging area for its construction activities on its own oil sands lease. The Company spent $1,041,779 as of March 31, 1999 for site preparation, most of which was for clearing and ground preparation and also posted a C$100,000 security deposit as a reclamation bond ($66,150 current value as of March 31, 1999), which amounts are recorded in Other Assets on the Company's balance sheet, in anticipation of further use of the site. The lease, as amended, required the Company to commence construction of the plant by August 1, 1998, which the Company was unable to do. In April 1999, the Province and the Company reached an agreement for the three- (3) year extension of the lease until July 30, 2002. The extension terms require the Company to maintain the security deposit and to maintain the lease in good standing. In addition, the Company must present to the Province a functional proposal for utilization of the site by July 30, 2001. If the Company meets the requirements for the functional proposal and pursues the necessary approvals, an extension of the lease will be granted for the required tenure, otherwise, the Company will have until October 1, 2002 to reclaim the land or assign the lease to an alternative user.

 (b) Environmental Liability

     In November 1997, the State of New Mexico Environmental Department ("NMED") identified an area next to the Company's pilot plant building where soil vapor testing indicated solvent contamination. The matter was deferred until after the emergence of the Company from bankruptcy. The Company has contacted the NMED to discuss the environmental cleanup requirements and is waiting for the NMED to set a date for the testing. The NMED will test the site to identify the area of contamination and thereafter, the Company will have a 60-day period to present to the NMED, a Voluntary Abatement Plan ("VAP") as prescribed in the New Mexico Water Quality Control Commission Regulations, Subpart 4106. Upon public notification and approval by the Secretary of the NMED, the Company will execute the VAP. At present, the Company is unable to determine the amount of cleanup that will be required or the cost thereof.

 (c) Canadian Tax Assessment

     As part of obtaining Bankruptcy Court approval for the sale of the Company's assets (see Item 2. MD&A. Changes in Financial Position), orders
                                         ------------------------------
     were entered by the US and

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (DEVELOPMENT STAGE ENTERPRISES)

     Canadian Courts court requiring the Company to pay C$2,700,000 to Revenue Canada for withholding purposes pursuant to the Canadian Income Tax Act, contemplating and without prejudice to the Company's right to dispute or to seek a refund of all or part of the withholding amount. In March 1998, the Company filed an objection to the assessment of Part XIII withholding tax related to the years ended June 30, 1996 and 1997. The tax assessed for the 1996 and 1997 years was C$1,457,527 and C$345,015, respectively, plus penalties and interest. On March 10, 1999, Revenue Canada issued a preliminary ruling upholding the assessment of the Part XIII taxes, however, allowing the Company thirty days to submit additional information for their consideration. On April 9, 1999, the Company filed a timely submission of additional information for consideration by Revenue Canada. Revenue Canada currently has the Company's submission under consideration, and therefore, no final decision has been rendered in the matter. The potential refunds, if any, are pledged as security to the 8% Secured Convertible Debentures. At present, the Company is unable to determine the result of its objections to the assessment of the Part XIII withholding tax filed with Revenue Canada and therefore, no asset or liability has been recorded on the accompanying balance sheet.

 (7) Subsequent Events
     -----------------

In April 1999, $50,000 principal amount of the 5% Convertible Debenture was converted into the Company's common stock. As part of the conversion, 333,333 shares of the Company's common stock were issued to the debenture holder.

In February 1999, the Company settled the balance of the claim of GFL Advantage Fund Limited ("Advantage") (see Item 2. MD&A. Changes in Financial Position).
                                              ------------------------------
The second installment of the settlement of the Advantage claim was satisfied with a cash payment of $12,500 in April 1999 and the issuance of an additional 200,000 shares of the Company's common stock in May 1999 ($130,766 was accrued in accounts payable as of March 31, 1999 related to this obligation).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO. CERTAIN STATEMENTS MADE HEREIN ARE FORWARD-LOOKING WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINITIES WHICH MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE IN THESE STATEMENTS. IN PARTICULAR, SUCH FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; NO REVENUES FROM OPERATIONS; COMMODITY PRICING; NEED FOR ADDITIONAL FINANCING; THE COMPANY'S STATUS AS A DEVELOPMENT STAGE COMPANY; RISKS INVOLVED IN COMMERCIALIZING THE TECHNOLOGIES; COMPETITION; LACK OF OR CHALLENGES TO PATENT PROTECTION OF KEY PROCESSES; POTENTIAL INABILITY TO COMPLY WITH GOVERNMENT ENVIRONMENTAL REGULATIONS; DEPENDENCE ON KEY PERSONNEL; HIGH VOLATILITY OF SHARE PRICE; LITIGATION IN WHICH THE COMPANY IS CURRENTLY INVOLVED; AND OTHER RISK FACTORS

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (DEVELOPMENT STAGE ENTERPRISES)

LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.


CHANGES IN FINANCIAL POSITION
-----------------------------

In connection with the Bankruptcy Proceedings, the Company sold its interest in the two Alberta oil sands leases (including related property, plant and equipment) for a total of C$34,400,000 plus 5 million shares of United Tri-Star Resources Ltd. ("UTS"). The sales proceeds were utilized to pay approved secured and unsecured creditors (including interest on their claims) and to provide a minimal amount of working capital to commence operations of the Company under the Plan of Reorganization. On August 31, 1998, the effective date of the Plan of Reorganization, the Canadian Monitor, PricewaterhouseCoopers, made distributions to unsecured US creditors in the amount of $4,360,263 and to unsecured Canadian creditors in the amount of C$6,056,978; distributions to secured and unsecured convertible debenture holders of $2,509,246; priority employees claims in the US of $57,124 and in Canada of C$28,949; priority tax claims of $62,000; US Trustee payment of $20,750; and administrative claims of $324,423. In addition, administrative claims paid in the nine months ended March 31, 1999, excluding amounts referenced above, were $176,790 and C$371,763.

As part of the Plan of Reorganization, the Company was required to pay certain of the 8% Secured Convertible Debenture holders a total $1,784,246 through distribution of market value of the UTS stock referenced above. In May 1998, when the Company received the UTS stock, its market value was $2,578,125. However, at the time of plan distribution as of August 31, 1998, the effective date of the Plan of Reorganization, the market value of the UTS stock had declined in value to $1,206,656 as a result of both a decline in market price of the UTS stock and a decline in the value of the Canadian dollar versus the US dollar. As a result of the decline in the UTS stock value, the Company was deficient in the amount of $577,590 in terms of meeting the commitment to pay the debenture holders the $1,784,246 per the Plan of Reorganization. Through negotiations with the debenture holders, an agreement was reached wherein the Company paid an additional $125,000 as of August 31, 1998 to the debenture holders (such amount is included in the payment amounts referenced above) and the balance of $452,590 was added to the 8% Secured Convertible Debentures. As of June 30, 1998, the market value of the UTS stock was considered a cash equivalent for financial statement purposes.

The Canadian dollar continued to decline in value versus the US dollar during the nine months ended March 31, 1999. The exchange rate of the Canadian dollar to the US dollar was .68010 and .6615 at June 30, 1998 and March 31, 1999, respectively. At June 30, 1998, the Company held C$20,429,836 of cash and cash equivalents, most of which were being held for distribution upon the effective date of the Plan of Reorganization.

In September 1998, the Company received the proceeds from the sale of its acid plant located in Canada. The total proceeds amounted to C$596,618. Also, in September 1998 the Company received a refund of C$840,698 from the Alberta Environmental Protection Agency relating to reclamation bonds posted by the Company on Lease 5, one of the oil sands leases sold as referenced

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (DEVELOPMENT STAGE ENTERPRISES)

above. In accordance with the Plan of Reorganization, the entire amount of the proceeds from the sale of the acid plant and refund of the reclamation bonds were paid to the holders of the 8% Secured Convertible Debentures.

As of December 31, 1998, the maturity date of the 8% Secured Convertible Debentures was extended from December 31, 1998 to June 30, 1999. As consideration for the extension of the maturity date, a $200,000 principal reduction was made, accrued interest to December 31, 1998 was paid and the interest rate was increased from 6% to 8% per annum effective January 1, 1999.

In January 1999, $100,000 principal amount of the 5% Convertible Debenture was converted into the Company's common stock. As part of the conversion, 379,627 shares of the Company's common stock were issued to the debenture holder. The debenture holder has questioned the method used by the Company to determine the market price of the Company's common stock utilized in the conversion computation and the Company has reserved its rights to adjust the number of shares issued based on the market activity in its common stock. Based on negotiations in process with the debenture holder, additional shares of the Company's common stock may be issued in order to achieve an agreement on the conversion computation.

In February 1999, the Company settled the balance of the claim of GFL Advantage Fund Limited ("Advantage"). Advantage filed a proof of claim filed in the amount of $1,789,088 in bankruptcy proceedings of the Company. The claim asserted was for damages relating to failure to register the stock purchased by Advantage from the Company in 1995. As part of the Plan of Reorganization, $1,600,000 of the claim was paid on the effective date of August 31, 1998. The balance of the Advantage claim was compromised with the Company agreeing to pay $25,000 in cash and $175,000 in value of the Company's common stock in two installments. In February 1999, $12,500 was paid and in March 1999, 200,000 shares of the Company's common stock were issued as the first installment of the settlement.

Mr. Rendall, the Company's Chairman and Chief Executive Officer loaned the Company $2,000,000 on March 26, 1997, which was payable on March 31, 1999 with interest at 10% per annum. On September 9, 1998, Mr. Rendall converted the loan and accrued interest of $291,506 into 5,728,767 shares of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

The Company has funded its operations to date primarily from the proceeds of sales of its common stock, together with the sale of assets pursuant to the Plan of Reorganization. In November 1998, the Company completed a private placement of shares of restricted common stock and warrants to certain "accredited investor" shareholders of the Company (as the term "accredited investor" is defined under the Securities Act of 1933, the "1933 Act"). The Company issued 1,624,000 shares of common stock, $.01 par value and 919,400 warrants resulting in proceeds to the Company of $812,000. The warrants are exercisable at $1.00 per share of common stock with a maturity date of November 1, 2003. The majority of the proceeds of the private placement has been earmarked for the costs of defending the SEC enforcement action and for prosecuting the suit

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (DEVELOPMENT STAGE ENTERPRISES)

filed against Deutsche Bank and the short-sellers. See Part II, Item 1. Legal
                                                                        -----
Proceedings.  However, approximately $300,000 of the proceeds was used for
------------
working capital purposes.

With respect to cash and cash equivalents shown at March 31, 1999, only $50,524 was available for working capital to cover the cost of general operations of the Company. At present, the balance of the funds is restricted for specific purposes including settlement of bankruptcy claims and litigation expenses, primarily the costs of defense with respect to the SEC action for injunctive relief. In April 1999, the Company received a distribution of funds held in escrow on the sale of its Canadian assets referenced above in the amount of $170,758. These funds are available for the general operations of the Company.

On June 30, 1999, the 8% Secured Convertible Debentures mature. The outstanding balance of these debentures as of March 31, 1999 was $2,260,555. As noted above under Item (6)(c), Canadian Tax Assessment, the Company has filed for a refund
                   -----------------------
of the Part XIII withholding tax assessment in the amount of C$1,457,527 and C$345,015, plus penalties and interest, for the years ended June 30, 1996 and June 30, 1997, respectively. Any refund received, per the Plan of Reorganization, will be utilized to reduce the outstanding balance of these debentures.

The Company does not have any material commitments for capital expenditures nor does the Company anticipate needing to make any major capital expenditure during the balance of the current fiscal year.

The ability of the Company to service its debt obligations including the payment of the 8% Secured Convertible Debentures on June 30, 1999, and to continue to fund its operations, including its research and development activities, is dependent upon the ability of the Company to raise additional funds either through (i) additional sales of its common stock or convertible debt securities; or (ii) completion of a licensing agreement, joint venture or similar arrangement with respect to its technologies, which could provide cash to the Company in the immediate future. There can be no assurance that the Company will be able to raise the required working capital under either alternative or that the Company will be able to continue as a going concern. Moreover, the existing market price of the Company's common stock (range of sales from $.12 to $.21 per share on March 31, 1999) is such that additional sales of equity securities or convertible debt securities may not be a realistic expectation for raising additional working capital.

RESULTS OF OPERATIONS
---------------------

In reviewing the results of operation for the comparative periods in 1999 versus 1998, the issues are similar for the nine month periods and the three month periods, therefore, the analysis of the results of operations have been combined into one section.

The Company is a development stage enterprise and has no revenues from the sale of products or services. As noted in the analysis of Changes in Financial
                                                      --------------------
Position, the Company sold a significant portion of its assets as part of the
--------
Bankruptcy Proceedings and the proceeds of sales were held in an interest bearing account until distributed on the effective date of the Plan of Reorganization. Therefore, a significant increase in interest income is reported in the nine months ended March 31,

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (DEVELOPMENT STAGE ENTERPRISES)

1999 versus the comparable period of the prior year. In addition, for the three months ended March 31, 1999, interest income was earned on the cash balances even though such cash balances were restricted or earmarked for specified uses - see Liquidity and Capital Resources.
    -------------------------------

As a result of the filing of the Bankruptcy Proceedings, there was a significant decrease in the operations of the Company which included the sale of substantially all of the Company's assets located in Canada - see Changes in
                                                                  ----------
Financial Position.  As a result of the decrease in operations of the Company,
------------------
there was a significant decrease in personnel both involved in the research and development activities and general and administrative functions of the Company. With the reduction in personnel costs, there was a corresponding reduction in the other costs associated with both the research and development functions as well as with the administrative functions of the Company.

Research and development costs were favorably impacted for the nine months ended March 31, 1999 resulting from a recomputation of deferred compensation due certain individuals.

General and administrative expenses for the three and nine months ended March 31, 1998 were substantially higher than the comparable periods ended March 31, 1999 as a result of (i) the high cost associated with the reorganization proceedings both in Canada and the United States including, but not limited to, the cost of the Canadian Monitor appointed by the Canadian Court and the various legal professionals involved both on behalf of the Company and its creditors;
(ii) the cost of maintaining the assets of the Company located in Alberta, Canada until such time as the assets were sold including, but not limited to, the cost of winterizing the plant and equipment; (iii) depreciation and amortization on the Canadian assets sold; and (iii) the foreign currency loss incurred as a result of the decline in the Canadian dollar as compared to the US dollar. The favorable comparison of general and administrative expenses incurred in 1999 versus 1998, was offset in part by (i) legal fees and expenses incurred by the Company in the various legal proceedings including, but not limited to, the enforcement action of the Securities and Exchange Commission ("SEC") against the Company and certain of its officers - See Part II, Item 1. Legal Proceedings
                                                               -----------------
and (ii) audit costs associated with the filing of an audited balance sheet as of August 31, 1998, the effective date of the Plan of Reorganization.

The decrease in interest expense for the three and nine months ended March 31, 1999 compared to March 31, 1998 is primarily attributable to (i) a reduction in long-term debt as a result of the sale of the Canadian assets and payment to secured and unsecured creditors, including convertible debenture holders, as part of the Plan of Reorganization - see Changes in Financial Position; (ii) the
                                         -----------------------------
return of certain Canadian assets to lenders, thereby reducing the outstanding debt and related interest cost; (iii) amortization and write-off of loan costs related to the $33 million 12% convertible loan arrangement with PheMex Establishment ("PheMex") - see below; and (iv) conversion of the $2 million convertible debenture from Mr. Rendall to common stock in September 1998 - see
Part I, Item 1. Related Party Transactions.
                --------------------------

PheMex, with respect to its $33 million 12% convertible loan arrangement, did not assert a claim in the Bankruptcy Proceedings and; therefore, its rights were disallowed and the Company's indebtedness extinguished pursuant to the Plan of Reorganization. Interest expense

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (DEVELOPMENT STAGE ENTERPRISES)

in the amount of $1,980,000, which had been previously accrued on the PheMex loan, was also disallowed.

The extinguishment of the PheMex $33 million-dollar 12% convertible loan and accrued interest offset by the write-off of the associated loan costs were treated as an extraordinary gain in the three and nine months ended March 31, 1998.

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


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

  None

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (DEVELOPMENT STAGE ENTERPRISES)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        ------------------

The Company and certain officers of the Company were defendants in securities actions pending in the federal courts of New York and New Mexico and in state courts in Arizona and New Mexico. In October 1996, the Company was served with a complaint in the Sedita v. Solv-Ex Corporation, Butler, Campbell, Rendall and
                   ------------------------------------------------------------
Deutsche Morgan Grenfell, Inc., case #96CIV7575, U.S. District Court, Southern
-------------------------------
District of New York, and in December 1996, the Company was also served with a complaint in Joseph B. Grossman and Stephen Disch v. Butler, Rendall, Campbell,
             ------------------------------------------------------------------
Deutsche Morgan Grenfell, Inc., Charles Maxwell, and Solv-Ex Corporation, case
------------------------------------------------------------------------
#96CIV8744, United States District Court, Southern District of New York. On December 23, 1996 the New York federal court consolidated the two actions. The complaints in the consolidated actions allege, among other things, damage to shareholders of the Company by acts or conduct of the Company and its officers in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and the New Mexico Securities Act. The plaintiffs asked that the court accord class action status to purchasers of the Company's common stock between February 15, 1995 and September 30, 1996. Two similar actions were filed in U.S. District Court, District of New Mexico, and served
upon the Company in November 1996.   These two cases, Fournier v. Solv-Ex
                                                      -------------------
Corporation, Butler, Campbell, Rendall and Deutsche Morgan Grenfell, Inc., case
-------------------------------------------------------------------------
#CIV961526JC, and Boyer v. Solv-Ex Corporation, Rendall and Deutsche Morgan
                  ---------------------------------------------------------
Grenfell, Inc., case #CIV96602JC, were consolidated with the other actions in
--------------
the U.S. District Court, Southern District of New York.

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

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (DEVELOPMENT STAGE ENTERPRISES)

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

The Company brought an action,  Solv-Ex Corporation v. Quillen, Quilcap
                                ---------------------------------------
Corporation, Zweig, Zweig Advisors, Weir Jones Engineering Consultants, Ltd.,
----------------------------------------------------------------------------
case # 96-6057(JSR), United States District Court, Southern District of New
York, on August 9, 1996.   The Company's complaint alleged, among other things,
defendants' breach of Confidentiality Agreements, interference with prospective economic advantage, fraud, breach of trust and unjust enrichment, and that the Zweig and Quillen defendants used information gained from the Company to damage the Company and further their own short selling schemes. Damages in excess of $12,000,000 were sought. The action was dismissed without prejudice in the early stages of discovery as a result of the Company's bankruptcy proceedings, at which time the discovery, which was previously obtained, supported the Company's position concerning the conduct of defendants.

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

In the suit, the Company alleges damages caused by a campaign to destroy the Company as an ongoing concern, misuse of its confidential information and manipulation of its common stock. The Company also alleges that it was forced to seek bankruptcy protection as a result of the alleged wrongdoing. The Zweig, Quilcap and Weir-Jones defendants attempted to block this action as to them by claiming that the suit was brought in violation of the New York Federal Court's order in Solv-Ex v. Quillen et al., which was dismissed without prejudice as
         -------------------------
described above. On January 29, 1999, the New York Court ruled against the defendants, which allows the suit to continue in New Mexico. In New Mexico, the defendants have removed the suit to the United States District

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (DEVELOPMENT STAGE ENTERPRISES)

Court for the District of New Mexico. The Company does not believe that the basis for removal is proper and is seeking to have the case remanded to the New Mexico State Court.

The law firm of Yetter and Warden of Houston, Texas represents the Company in this lawsuit on a success-based fee arrangement; however the Company is responsible for all litigation expenses.

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

In its Answer, the Company denies any allegations of wrongdoing and, in a separate motion filed concurrently, specifically asked that the Court dismiss the complaint with respect to allegations involving issuance of the 3 million-share certificate to Mr. Rendall. The Company and its two senior officers also have requested that they be awarded its fees and other expenses in the matter pursuant to the Equal Access to Justice Act.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits

      (27)  -  Financial Data Schedule

(b)    Reports on Form 8-K

      (1)  -   Form 8-K filed 3/17/99 - Item 3.  Bankruptcy or Receivership.
                                                 --------------------------

                     SOLV-EX CORPORATION AND SUBSIDIARIES
                        (DEVELOPMENT STAGE ENTERPRISES)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            SOLV-EX CORPORATION
                                                                    (Registrant)


    Date:  May 14,1999                            By   /s/ John S. Rendall
           -----------                                --------------------
                                                       John S. Rendall
                                                       Chief Executive Officer


    Date:  May 14, 1999                           By   /s/ Frank Ciotti
           ------------                               -----------------
                                                       Frank Ciotti
                                                       Chief Financial Officer